Form 10-Q
period 2025-01-31
TriUnity Business Services Ltd
filed 2025-04-07
CIK 2025878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2025

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 333-282541

TRIUNITY BUSINESS SERVICES LIMITED
(Exact name of registrant issuer as specified in its charter)

Nevada	8700	35-2851106
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

(Address of principal executive offices, including zip code)

Issuer’s telephone number: +60 122086303

Company email: Triunitybs@gmail.com

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on April 7, 2025
Common Stock, $0.0001 par value	3,800,000

-2-

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED BALANCE SHEETS

AS OF JANUARY 31, 2025 (UNAUDITED) AND JULY 31, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,060	$27,775
Accounts receivable	5,000	-
Prepayment	42	106
TOTAL CURRENT ASSETS	26,102	27,881

NON-CURRENT ASSETS
Plant and equipment, net	508	566
TOTAL NON-CURRENT ASSETS	508	566

TOTAL ASSETS	$26,610	$28,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liability	3,100	8,500
Amount due to a director	28,949	28,949
Deferred revenue	7,417	12,000
Income tax payable	1,955	-
TOTAL CURRENT LIABILITIES	41,421	49,449

TOTAL LIABILITIES	$41,421	$49,449

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 3,800,000 as of January 31, 2025 and July 31, 2024	$380	$380
Accumulated deficit	(15,191)	(21,382)
TOTAL SHAREHOLDERS’ EQUITY	$(14,811)	$(21,002)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$26,610	$28,447

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended January 31, 2025	Six months ended January 31, 2025
REVENUE	$7,416	$16,083

COST OF REVENUE	-	-

GROSS PROFIT	$7,416	$16,083

GENERAL AND ADMINISTRATIVE EXPENSES	(3,476)	(7,937)

PROFIT FROM OPERATION BEFORE INCOME TAX	$3,940	$8,146

INCOME TAX EXPENSES	(946)	(1,955)

NET PROFIT	$2,994	$6,191

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE PROFIT	$2,994	$6,191

NET PROFIT PER SHARE- BASIC AND DILUTED	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	3,800,000	3,800,000

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK
	Number of shares	Amount	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2024	3,800,000	$380	$(21,382)	$(21,002)
Net profit	-	-	3,197	3,197
Balance as of October 31, 2024	3,800,000	380	(18,185)	(17,805)
Net profit	-	-	2,994	2,994
Balance as of January 31, 2025	3,800,000	380	(15,191)	(14,811)

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

Six months ended January 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$6,191
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	58

Changes in operating assets and liabilities:
Prepayment	64
Account receivable	(5,000)
Accrued liability	(5,400)
Deferred revenue	(4,583)
Income tax payable	1,955

Net cash used in operating activities	$(6,715)

Effect of exchange rate changes on cash and cash equivalents	$-

Net decrease in cash and cash equivalents	$(6,715)
Cash and cash equivalents, beginning of period	27,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,060

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-
Interest paid	$-

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JANUARY 31, 2025 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

1. ORGANIZATION AND BUSINESS BACKGROUND

TriUnity Business Services Limited, a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on April 30, 2024.

TriUnity Business Services Limited is headquartered in Kuala Lumpur, Malaysia (herein referred as “Malaysia”), stands as a pivotal hub for businesses spanning Malaysia, Hong Kong and targeted global regions. We primarily provide business related services such as accounting and bookkeeping, human resources management, payroll, and administrative support services to companies in Malaysia. Our mission is to facilitate seamless operations for our esteemed clientele by providing comprehensive, integrated services, allowing them to allocate their time and resources more effectively to their core business activities.

The Company’s executive office is located at BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for TriUnity Business Services Limited for the period ended January 31, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

The reporting currency of the Company is United States Dollars (“US$”), which is also the functional currency of the Company.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with US GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities in the balance sheets, and the reported revenue and expenses during the periods reported. Actual results may differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Accounts Receivable

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. The Company’s credit terms are dependent upon the segment and the customer. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for credit losses is the Company’s best estimate of the amount of credit losses in existing accounts receivable. Management reviews the allowance for credit losses each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for credit losses. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Accounts receivable are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts receivable is made when collection of the full amount is no longer probable. Bad debts are written off as identified.

On August 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the period ended January 31, 2025.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Office Equipment	5 years

Revenue Recognition

The Company generates revenue by providing a range of business-related services, including accounting and bookkeeping, human resources management, payroll processing, and administrative support services. In accordance with Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), revenue is recognized when the customer obtains control of the promised services and in an amount that reflects the consideration the Company expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

(i) identification of the promised goods and services in the contract;

(ii) determination of whether the promised goods and services are performance obligations, including whether they are distinct in the context of the contract;

(iii) measurement of the transaction price, including the constraint on variable consideration;

(iv) allocation of the transaction price to the performance obligations; and

(v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company has implemented Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which establishes the principles for recognizing revenue when control of goods or services is transferred to the customer. In line with this guidance, revenue is recognized when the following conditions are satisfied:

1.

Contractual Agreement: The Company enters into formal agreements with customers that establish the terms of service, including the scope of services, pricing, and payment terms. These contracts define the enforceable rights and obligations of both parties.

2.

Identify the Performance Obligations: Each contract includes specific performance obligations, which are the distinct services that the Company is required to deliver. These obligations may include services such as the preparation of management accounts, payroll processing, or administrative support, depending on the customer’s needs.

3.

Determination of Transaction Price: The transaction price is the amount the Company expects to receive in exchange for fulfilling its performance obligations under the contract. This price is typically fixed and is stipulated in the service agreement with the customer. In accordance with Topic 606, the Company allocates the transaction price to each performance obligation based on its standalone selling price.

4.

Allocate the Transaction Price to the Performance Obligations: If the contract includes multiple services or performance obligations, the Company uses a consistent and rational method to allocate the transaction price among the different obligations. This allocation is based on the relative standalone selling prices of the individual services provided (e.g., management accounts, bookkeeping, payroll).

5.

Recognize Revenue as Performance Obligations are Satisfied: Revenue is recognized when the Company fulfills its performance obligations by transferring control of the promised services to the customer. This typically occurs when the customer acknowledges satisfaction with the final deliverables (such as management accounts, bookkeeping reports, or payroll documents) and signs a Service Completion Confirmation Letter.

Earnings Per Share

The Company reports earnings per share in accordance with ASC 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

The Company’s basic earnings per share is computed by dividing the net income available to holders by the weighted average number of the Company’s ordinary shares outstanding. Diluted earnings per share reflects the amount of net income available to each ordinary share outstanding during the period plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair Value Measurement

Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

This ASC establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Measurement of Credit Losses on Financial Instruments

The Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which replaces the incurred loss methodology with an expected credit loss methodology known as the Current Expected Credit Loss (CECL) model. This new standard requires entities to estimate credit losses over the life of a financial asset based on historical experience, current conditions, and reasonable forecasts.

The adoption of the CECL model applies to the Company’s portfolio of trade receivables and other financial assets, and resulted in changes to the methodology for determining the allowance for credit losses. Under the CECL model, the Company recognizes an allowance for credit losses at the inception of a financial asset and adjusts it over the life of the asset based on updated expectations of credit losses.

Recently issued and adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its financial statements and related disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period ended January 31, 2025, the Company recorded a shareholders’ deficit of $14,811 and net current liabilities of $15,319. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash position may not be significant enough to support the Company’s daily operations. While the Company believes in the viability of its strategy and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to improve profitability and the ability to acquire funding through public offering. If funding from public offering is insufficient, then the Company shall rely on the financial support from its controlling shareholder.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that financial statements are issued. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

4. PREPAYMENT

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Prepaid expenses	$42	$106
Total	$42	$106

Prepaid expenses for the period ended January 31, 2025 and July 31, 2024 represent the payment made to virtual office rental fee.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following as of January 31, 2025 and July 31, 2024 respectively:

	As of January 31, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Office equipment	$576	$576
Less: accumulated depreciation	(68)	(10)
Plant and equipment, net	$508	$566

Depreciation expense for the period ended January 31, 2025 and July 31, 2024 was $58 and $10 respectively.

6. AMOUNT DUE TO A DIRECTOR

As of January 31, 2025 and July 31, 2024, the sole director of the Company advanced $28,949 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Ms. Choon, has not been compensated for the services.

7. ACCRUED LIABILITY

As of January 31, 2025 and July 31, 2024, the Company has other accruals of $3,100 and $8,500 respectively which comprises of outstanding audit fees.

8. STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of commons stock authorized.

On April 30, 2024, upon the incorporation of the Company, Jervey Choon, subscribed 3,800,000 shares of common stock at par value of $0.0001 per share for a total subscription value of $380.

During the six months ended January 31, 2025, the Company has not issued any shares.

As of January 31, 2025, the Company has 3,800,000 shares of common stock issued and outstanding.

9. INCOME TAX

The profit from operation before income taxes of the Company for the six months ended January 31, 2025 was comprised of the following:

For the six months ended January 31, 2025
(Unaudited)
Tax jurisdictions from:
– Local	$3,940

Profit from operation before income tax	$3,940
Computed expected tax expenses	(946)
Net profit	2,994

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of January 31, 2025, the operations in the United States of America incurred $15,191 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $3,190 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of January 31, 2025 and July 31, 2024:

	As of January 31, 2025	As of July 31, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$3,190	$4,490
Less: valuation allowance	(3,190)	(4,490)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $3,190 as of January 31, 2025 and $4,490 as of July 31, 2024.

Malaysia

The incomes accruing in or derived from Malaysia by TriUnity Business Services Limited are subject to Malaysia income tax, due to the permanent establishment (PE) in Malaysia, which is charged at the non-resident tax rate of 24% on its assessable income.

10. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended January 31, 2025, there were three customers who accounted for more than 10% of the Company’s revenues. The customer who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended January 31, 2025
By Business Unit	Revenue	Percentage of Revenue	Accounts receivable	Percentage of Accounts receivable
Customer A	$750	10%	$-	-%
Customer B	750	10	-	-
Customer C	5,750	78	-	-
Total	$7,250	98%	-	-%

For the six months ended January 31, 2025, there were two customers who accounted for more than 10% of the Company’s revenues. The customers who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the six months ended January 31, 2025
By Business Unit	Revenue	Percentage of Revenue	Accounts receivable	Percentage of Accounts receivable
Customer B	$8,500	53%	$-	-%
Customer C	5,917	37	-	-
Total	$14,417	90%	-	-%

11. SEGMENT REPORTING

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has single reportable segment based on business unit, business administration services business and single reportable segment based on country, Malaysia.

In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes.

	For the Six Months Ended and As of January 31, 2025
By Business Unit	Business Administration Services Business	Total
Revenue	$16,083	$16,083

Cost of revenue	-	-
General and administrative expenses	(7,937)	(7,937)

Gain from operations	8,146	8,146

Total assets	$26,610	$26,610
Capital expenditure	$-	$-

	For the Six Months Ended and As of January 31, 2025
By Country	Malaysia	Total
Revenue	$16,083	$16,083

Cost of revenue	-	-
General and administrative expenses	(7,937)	(7,937)

Gain from operations	8,146	8,146

Total assets	$26,610	$26,610
Capital expenditure	$-	$-

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after January 31, 2025 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1/A dated June 24, 2024, for the period from inception on April 30, 2024 to July 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form S-1/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on June 24, 2024, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

TriUnity Business Services Limited, a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on April 30, 2024.

TriUnity Business Services Limited is headquartered in Kuala Lumpur, Malaysia (herein referred as “Malaysia”), stands as a pivotal hub for businesses spanning Malaysia, Hong Kong and targeted global regions. We primarily provide business related services such as accounting and bookkeeping, human resources management, payroll, and administrative support services to companies in Malaysia. Our mission is to facilitate seamless operations for our esteemed clientele by providing comprehensive, integrated services, allowing them to allocate their time and resources more effectively to their core business activities.

The Company’s executive office is located at BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

-3-

Results of operations

For the three months ended January 31, 2025

Revenues

For the three months ended January 31, 2025, the Company generated revenue in the amount of $7,416. The revenue was generated from accounting and bookkeeping services, and human resources and administrative support services provided to the customers.

General and Administrative Expenses

For the three months ended January 31, 2025, the Company had general and administrative expenses in the amount of $3,476. These were primarily comprised of audit fees and bank charges.

Net Profit

For the three months ended January 31, 2025, the Company has incurred a net profit of $2,994.

For the six months ended January 31, 2025

Revenues

For the six months ended January 31, 2025, the Company generated revenue in the amount of $16,083. The revenue was generated from accounting and bookkeeping services, and human resources and administrative support services provided to the customers.

General and Administrative Expenses

For the six months ended January 31, 2025, the Company had general and administrative expenses in the amount of $7,937. These were primarily comprised of audit fees and bank charges.

Net Profit

For the six months ended January 31, 2025, the Company has incurred a net profit of $6,191.

Liquidity and Capital Resources

Our cash and cash equivalents are $21,060 as of January 31, 2025. Our cash balance is not sufficient to fund our limited levels of operations for any substantive period. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

Cash Provided by Operating Activities

Net cash used in operating activities was $6,715 for the six months ended January 31, 2025. The cash used in operating activities was attributable to net profit, depreciation expenses, decrease in prepayment and increase in income tax payable contra by increase in account receivable, decrease in accrued liability and decrease in deferred revenue.

Cash Used in Investing Activity

For the six months ended January 31, 2025, the Company did not generate nor used any cash in investing activity.

Cash Provided by Financing Activity

For the six months ended January 31, 2025, the Company did not generate nor used any cash in financing activity.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

-4-

Critical Accounting Policies

Recent accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning December 15, 2022, and early adoption is permitted.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4 Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of January 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of January 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of January 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the six months ended January 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

-5-

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not subjected to nor engaged in any litigation, arbitration or claim of material importance, and no litigation, arbitration or claim of material importance is known to us to be pending or threatened by or against our Company that would have a material adverse effect on our Company’s results of operations or financial condition. Further, there are no proceedings in which any of our directors, officers or affiliates, or any beneficial shareholder are an adverse party or has a material interest adverse to our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended January 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
32.1	Section 1350 Certification of principal executive officer
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Schema Document*
101.CAL	Inline XBRL Calculation Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Label Linkbase Document*
101.PRE	Inline XBRL Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

-6-

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kuala Lumpur, on April 7, 2025.

TriUnity Business Services Limited

By:	/s/ Jervey Choon
Name:	Jervey Choon
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	April 7, 2025

-7-