Form 10-Q
period 2025-04-30
TriUnity Business Services Ltd
filed 2025-06-13
CIK 2025878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on June 13, 2025
Common Stock, $0.0001 par value	5,950,000

		Page
PART I	FINANCIAL INFORMATION	F-1

ITEM 1.	CONDENSED FINANCIAL STATEMENTS:	F-1

	CONDENSED BALANCE SHEETS AS OF APRIL 30, 2025 (UNAUDITED) AND JULY 31, 2024 (AUDITED)	F-1

	CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 (UNAUDITED) AND PERIOD ENDED APRIL 30, 2024 (UNAUDITED)	F-2

	CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 (UNAUDITED)	F-3

	CONDENSED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED APRIL 30, 2025 (UNAUDITED) AND PERIOD ENDED APRIL 30, 2024 (UNAUDITED)	F-4

	NOTES TO CONDENSED FINANCIAL STATEMENTS	F-5 – F-11

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5

ITEM 4.	CONTROLS AND PROCEDURES	5

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	6

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	6

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	6

ITEM 4	MINE SAFETY DISCLOSURES	6

ITEM 5	OTHER INFORMATION	6

ITEM 6	EXHIBITS	7

SIGNATURES		8

-2-

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED BALANCE SHEETS

AS OF APRIL 30, 2025 (UNAUDITED) AND JULY 31, 2024 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$47,727	$27,775
Accounts receivable	4,043	-
Prepayment	11	106
TOTAL CURRENT ASSETS	51,781	27,881

NON-CURRENT ASSETS
Plant and equipment, net	480	566
TOTAL NON-CURRENT ASSETS	480	566

TOTAL ASSETS	$52,261	$28,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liability	3,100	8,500
Amount due to a director	28,949	28,949
Deferred revenue	2,366	12,000
Income tax payable	1,764	-
TOTAL CURRENT LIABILITIES	36,179	49,449

TOTAL LIABILITIES	$36,179	$49,449

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 5,950,000 as of April 30, 2025 and 3,800,000 as of July 31, 2024 respectively	$595	$380
Subscription receivable	(750)	-
Additional paid in capital	32,035	-
Accumulated deficit	(15,798)	(21,382)
TOTAL SHAREHOLDERS’ EQUITY	$16,082	$(21,002)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,261	$28,447

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025 (UNAUDITED) AND PERIOD ENDED APRIL 30, 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended April 30, 2025	Period ended April 30, 2024	Nine months ended April 30, 2025	Period ended April 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$4,094	$-	$20,177	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	$4,094	$-	$20,177	$-

GENERAL AND ADMINISTRATIVE EXPENSES	(4,893)	(792)	(12,829)	(792)

(LOSS)/ PROFIT FROM OPERATION BEFORE INCOME TAX	$(799)	$(792)	$7,348	$(792)

BENEFIT/ (PROVISION) FOR INCOME TAXES	192	-	(1,764)	-

NET (LOSS)/ PROFIT	$(607)	$(792)	$5,584	$(792)

OTHER COMPREHENSIVE LOSS	-	-	-	-

TOTAL COMPREHENSIVE (LOSS)/ PROFIT	$(607)	$(792)	$5,584	$(792)

NET (LOSS)/ PROFIT PER SHARE- BASIC AND DILUTED	(0.00)	(0.00)	0.00	(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	5,009,551	3,800,000	4,192,883	3,800,000

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2025

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		Additional
	Number of shares	Amount	Paid-in Capital	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2024	3,800,000	$380	$-	$(21,382)	$(21,002)
Net profit	-	-	-	3,197	3,197
Balance as of October 31, 2024	3,800,000	380	-	(18,185)	(17,805)
Net profit	-	-	-	2,994	2,994
Balance as of January 31, 2025	3,800,000	380	-	(15,191)	(14,811)
Issuance of shares	2,150,000	215	32,035	-	32,250
Subscription receivable	-	-	(750)	-	(750)
Net loss	-	-	-	(607)	(607)
Balance as of April 30, 2025	5,950,000	595	31,285	(15,798)	16,082

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2025 (UNAUDITED) AND PERIOD ENDED APRIL 30, 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Nine months ended April 30, 2025	Period ended April 30, 2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/ (loss)	$5,584	$(792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	86	-

Changes in operating assets and liabilities:
Prepayments	95	-
Account receivable	(4,043)	-
Other payables and accrued liabilities	(5,400)	-
Deferred revenue	(9,634)	-
Amount due to a director	$-	$792
Income tax payable	1,764	-

Net cash used in operating activities	$(11,548)	$-

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of share	$32,250	$380
Subscription receivable	(750)	(380)

Net cash provided by financing activity	31,500	-

Effect of exchange rate changes on cash and cash equivalents	$-	$-

Net increase in cash and cash equivalents	$19,952	$-
Cash and cash equivalents, beginning of period/at date of inception	27,775	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,727	$-

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED APRIL 30, 2025 (UNAUDITED) AND PERIOD ENDED APRIL 30, 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

1. ORGANIZATION AND BUSINESS BACKGROUND

TriUnity Business Services Limited, a Nevada corporation, (herein referred as “the Company”) was incorporated under the laws of the State of Nevada on April 30, 2024.

TriUnity Business Services Limited is headquartered in Kuala Lumpur, Malaysia (herein referred as “Malaysia”), stands as a pivotal hub for businesses spanning Malaysia, Hong Kong and targeted global regions. We primarily provide business related services such as accounting and bookkeeping, human resources management, payroll, administrative support, head-hunting and recruitment services to companies in Malaysia. Our mission is to facilitate seamless operations for our esteemed clientele by providing comprehensive, integrated services, allowing them to allocate their time and resources more effectively to their core business activities.

The Company’s executive office is located at BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of and for the three and nine months ended April 30, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) that permit reduced disclosure for interim periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the period ended April 30, 2025 are not necessarily indicative of the results that may be expected for the year ending July 31, 2025. The Condensed Balance Sheet information as of July 31, 2024 was derived from the Company’s audited Financial Statements as of and for the period ended July 31, 2024 included in the Company’s Annual Report on Form S-1/A filed with the SEC on February 7, 2025. These financial statements should be read in conjunction with that report.

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

On August 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective method. Expected credit losses are recorded as general and administrative expenses on the statements of operations and comprehensive loss. The receivable balances are written off when they are deemed uncollectible. The Company accrued allowance for credit losses of nil for the period ended April 30, 2025.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation and impairment. Depreciation of plant, equipment and software are calculated on the straight-line method over their estimated useful lives or lease terms generally as follows:

Classification	Useful Life
Office Equipment	5 years

Revenue Recognition

The Company generates revenue by providing a range of business-related services, including accounting and bookkeeping, human resources management, head-hunting services, payroll processing, and administrative support services. In accordance with Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), revenue is recognized when the customer obtains control of the promised services and in an amount that reflects the consideration the Company expects to receive in exchange for those services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods and services. The Company applies the following five-step model in order to determine this amount:

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

2.

Identify the Performance Obligations: Each contract includes specific performance obligations, which are the distinct services that the Company is required to deliver. These obligations may include services such as the preparation of management accounts, payroll processing, administrative support, head-hunting and recruitment services depending on the customer’s needs.

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

4.

Allocate the Transaction Price to the Performance Obligations: If the contract includes multiple services or performance obligations, the Company uses a consistent and rational method to allocate the transaction price among the different obligations. This allocation is based on the relative standalone selling prices of the individual services provided (e.g., management accounts, bookkeeping, payroll, head-hunting and recruitment services).

5.

Recognize Revenue as Performance Obligations are Satisfied: Revenue is recognized when the Company fulfills its performance obligations by transferring control of the promised services to the customer. This typically occurs when the customer acknowledges satisfaction with the final deliverables (such as management accounts, bookkeeping reports, payroll documents or recruited candidates fulfill the one-month completion of working duration) and signs a Service Completion Confirmation Letter.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. The Company also adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclosed in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company conducts major businesses in Malaysia and is subject to tax in their own jurisdictions.

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the year ended April 30, 2025, the Company has one reportable segment based on business unit, business administration services, and one reportable segment based on region. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

Recently issued accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. GOING CONCERN UNCERTAINTIES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 2025, the Company resulting in accumulated deficit of $15,798.

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

4. PREPAYMENT

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Prepaid expenses	$11	$106
Total	$11	$106

Prepaid expenses for the period ended April 30, 2025 and July 31, 2024 represent the payment made to virtual office rental fee.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following as of April 30, 2025 and July 31, 2024 respectively:

	As of April 30, 2025	As of July 31, 2024
	(Unaudited)	(Audited)
Office equipment	$576	$576
Less: accumulated depreciation	(96)	(10)
Plant and equipment, net	$480	$566

Depreciation expense for the period ended April 30, 2025 and July 31, 2024 was $86 and $10 respectively.

6. AMOUNT DUE TO A DIRECTOR

As of April 30, 2025 and July 31, 2024, the sole director of the Company advanced $28,949 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Ms. Choon, has not been compensated for the services.

7. ACCRUED LIABILITY

As of April 30, 2025 and July 31, 2024, the Company has other accruals of $3,100 and $8,500 respectively which comprises of outstanding audit fees.

8. STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of commons stock authorized.

On April 30, 2024, upon the incorporation of the Company, Jervey Choon, subscribed 3,800,000 shares of common stock at par value of $0.0001 per share for a total subscription value of $380.

During the nine months ended April 30, 2025, the Company issued an aggregate of 2,150,000 shares of its common stock at a subscription price of $0.015 per share, for total gross proceeds of $32,250.

As of April 30, 2025, one shareholder had not yet remitted payment for their share subscription. The related subscription amount has been recorded as a subscription receivable and presented as a deduction from stockholders’ equity, rather than as an asset. The outstanding proceeds were received in May 2025, and the subscription receivable was subsequently eliminated. The corresponding cash inflow will be reflected in the Company’s statement of cash flows in the next quarterly reporting period.

As of April 30, 2025, the Company has 5,950,000 shares of common stock issued and outstanding.

9. INCOME TAX

The profit from operation before income taxes of the Company for the nine months ended April 30, 2025 was comprised of the following:

For the nine months ended April 30, 2025
(Unaudited)
Tax jurisdictions from:
– Local	$7,348

Profit from operation before income tax	$7,348
Computed expected tax expenses	(1,764)
Net profit	5,584

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of April 30, 2025, the operations in the United States of America incurred $15,798 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately 3,318 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of April 30, 2025 and July 31, 2024:

	As of April 30, 2025	As of July 31, 2024
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$3,318	$4,490
Less: valuation allowance	(3,318)	(4,490)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of 3,318 as of April 30, 2025 and $4,490 as of July 31, 2024.

Malaysia

The incomes accruing in or derived from Malaysia by TriUnity Business Services Limited are subject to Malaysia income tax, due to the permanent establishment (PE) in Malaysia, which is charged at the non-resident tax rate of 24% on its assessable income.

10. CONCENTRATIONS OF RISK

Customer Concentration

For the period ended April 30, 2024, the Company did not generate any revenue.

For the three months ended April 30, 2025, there were three customers who accounted for more than 10% of the Company’s revenues. The customer who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended April 30, 2025
Major customers	Revenue	Percentage of Revenue	Accounts receivable	Percentage of Accounts receivable
Customer A	$750	18%	$-	-%
Customer B	750	18	-	-
Customer C	2,095	51	2,095	52
Total	$3,595	87%	2,095	52%

For the nine months ended April 30, 2025, there were four customers who accounted for more than 10% of the Company’s revenues. The customers who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the nine months ended April 30, 2025
Major customers	Revenue	Percentage of Revenue	Accounts receivable	Percentage of Accounts receivable
Customer A	$2,250	11%	$-	-%
Customer B	9,250	46	-	-
Customer C	2,095	10	2,095	52
Customer D	6,167	31	-	-
Total	$19,762	98%	2,095	52%

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

	For the Nine Months Ended and As of April 30, 2025
By Business Unit	Business Administration Services Business	Head-hunting and Recruitment Services	Total
Revenue	$18,083	$2,094	$20,177

Cost of revenue	-	-	-
General and administrative expenses	(11,497)	(1,332)	(12,829)

Gain from operations	6,586	762	7,348

Total assets	$52,261	$-	$52,261
Capital expenditure	$-	$-	$-

	For the Nine Months Ended and As of April 30, 2025
By Country	Malaysia	Total
Revenue	$20,177	$20,177

Cost of revenue	-	-
General and administrative expenses	(12,829)	(12,829)

Gain from operations	7,348	7,348

Total assets	$52,261	$52,261
Capital expenditure	$-	$-

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after April 30, 2025 up through the date the Company issued the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form S-1/A dated February 7, 2025, for the period from inception on April 30, 2024 to July 31, 2024 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form S-1/A. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

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

TriUnity Business Services Limited is headquartered in Kuala Lumpur, Malaysia (herein referred as “Malaysia”), stands as a pivotal hub for businesses spanning Malaysia, Hong Kong and targeted global regions. We primarily provide business related services such as accounting and bookkeeping, head -hunting services, human resources management, payroll, and administrative support services to companies in Malaysia. Our mission is to facilitate seamless operations for our esteemed clientele by providing comprehensive, integrated services, allowing them to allocate their time and resources more effectively to their core business activities.

The Company’s executive office is located at BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

Results of operations

For the three months ended April 30, 2025 and for the period ended April 30, 2024

Revenues

For the three months ended April 30, 2025, the Company generated revenue in the amount of $4,094. The revenue was generated from human resources and administrative support services and head-hunting recruitment services provided to the customers.

For the period ended April 30, 2024, the Company didn’t generate any revenues.

General and Administrative Expenses

For the three months ended April 30, 2025, the Company had general and administrative expenses in the amount of $4,893. These were primarily comprised of audit fees, other professional fees and bank charges.

For the period ended April 30, 2024, the Company had general and administrative expenses in the amount of $792. This was primarily comprised of filing fee.

Net Loss

For the three months ended April 30, 2025 and for the period ended April 30, 2024, the Company has incurred a net loss of $607 and $792 respectively.

For the nine months ended April 30, 2025 and for the period ended April 30, 2024

Revenues

For the nine months ended April 30, 2025, the Company generated revenue in the amount of $20,177. The revenue was generated from accounting and bookkeeping services, and head-hunting recruitment services, human resources and administrative support services provided to the customers.

For the period ended April 30, 2024, the Company didn’t generate any revenues.

General and Administrative Expenses

For the nine months ended April 30, 2025, the Company had general and administrative expenses in the amount of $12,829. These were primarily comprised of audit fees, legal fees and bank charges.

For the period ended April 30, 2024, the Company had general and administrative expenses in the amount of $792. This was primarily comprised of filing fee.

Net Profit/(loss)

For the nine months ended April 30, 2025 and for the period ended April 30, 2024, the Company has incurred a net profit of $5,584 and net loss of $792 respectively.

Liquidity and Capital Resources

Our cash and cash equivalents are $47,727 as of April 30, 2025. Our cash balance is not sufficient to fund our limited levels of operations for any substantive period. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

Cash Provided by Operating Activities

Net cash used in operating activities was $11,548 for the nine months ended April 30, 2025. The cash used in operating activities was attributable to net profit, depreciation expenses, decrease in prepayment and increase in income tax payable contra by increase in account receivable, decrease in accrued liability and decrease in deferred revenue.

Net cash used in operating activities was $0 for the period ended April 30, 2024.

Cash Used in Investing Activity

For the nine months ended April 30, 2025 and period ended April 30, 2024, the Company did not generate nor used any cash in investing activity.

Cash Provided by Financing Activity

For the nine months ended April 30, 2025, the Company generated $31,500 attributable by proceeds from issuance of shares contra by subscription receivable.

For the period ended April 30, 2024 the Company generated $0 attributable by proceeds from issuance of shares contra by subscription receivable.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

In March 2025, the FASB issued ASU 2025-02, Liabilities (Topic 405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122, which removes certain SEC guidance related to obligations to safeguard crypto-assets. The Company does not engage in activities involving crypto-assets; therefore, the adoption of this ASU is not expected to have a material impact on its financial statements..

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of April 30, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the nine months ended April 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended April 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kuala Lumpur, on June 13, 2025.

TriUnity Business Services Limited

By:	/s/ Jervey Choon
Name:	Jervey Choon
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	June 13, 2025

