Form 10-K
period 2025-07-31
TriUnity Business Services Ltd
filed 2025-09-26
CIK 2025878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-282541

TRIUNITY BUSINESS SERVICES LIMITED
(Exact name of registrant issuer as specified in its charter)

Nevada	8700	35-2851106
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia

(Address of principal executive offices, including zip code)

Issuer’s telephone number: +60 122086303

Company email: Triunitybs@gmail.com

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

N/A

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 26, 2025
Common Stock, $0.0001 par value	5,950,000

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference.

TRIUNITY BUSINESS SERVICES LIMITED

FORM 10-K

For the Fiscal Year Ended July 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantee of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

•	The availability and adequacy of our cash flow to meet our requirements;

•	Economic, competitive, demographic, business and other conditions in our local and regional markets;

•	Changes or developments in laws, regulations or taxes in our industry;

•	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•	Competition in our industry;

•	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•	Changes in our business strategy, capital improvements or development plans;

•	The availability of additional capital to support capital improvements and development; and

•	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Defined Terms

Except as otherwise indicated by the context, references in this Report to:

•	The “Company,” “we,” “us,” “our,” or “Triunity Business Services Limited” are references to Triunity Business Services Limited, a Nevada corporation.

•	“Common Stock” refers to the common stock, par value $0.0001, of the Company;

•	“U.S. dollar,” “$” and “US$” refer to the legal currency of the United States;

•	“Securities Act” refers to the Securities Act of 1933, as amended; and

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. BUSINESS

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

The Company’s executive office is located at BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

DESCRIPTION OF BUSINESS

Accounting and Bookkeeping Services

The company currently offers accounting and bookkeeping services, designed to help clients manage their financial records with accuracy and compliance. Our current offerings encompass the recording of all business and financial transactions, from initial journal entries to the trial balance stage. By meticulously tracking these transactions, we enable our clients to maintain clear and accurate financial records. This process serves as the backbone for generating reliable financial data, which in turn supports their decision-making and financial reporting requirements.

Following the recording process, we prepare essential financial documents for our clients, including balance sheets, profit and loss statements, and statements of changes in equity. These documents provide clients with a comprehensive view of their financial health and operational outcomes, while also satisfying the baseline requirements for financial transparency and accountability. In addition to these standard reports, we also create customized financial summaries tailored to meet each client's unique needs, ensuring that their reporting aligns with internal management goals or any specific regulatory requirements they must meet.

To support ongoing financial oversight, we offer monthly or quarterly financial reports. These regular reports allow clients to track their financial performance over time, helping them identify trends, monitor cash flow, and make informed operational decisions. Through these reports, we aim to enhance clients’ understanding of their business's financial standing, enabling them to address issues proactively and plan for future growth. At this stage, our accounting and bookkeeping services are primarily handled by our Chief Executive Officer, who leverages extensive industry experience to provide clients with a reliable, professional service. The CEO’s hands-on approach ensures personalized service, where client needs are addressed with precision and care.

However, the Company has temporarily halted the provision of such services as it does not yet hold a Practicing Certificate (“PC”) from the Malaysian Institute of Accountants (“MIA”), which is required for the ongoing practice of accounting services in Malaysia. The Company is in the process of employing a qualified individual who holds, or is eligible to obtain, the relevant MIA PC in order to resume its accounting and bookkeeping operations.

Human Resources Management and Payroll Services

The rapid growth of industrialization has significantly increased the demand for trained and qualified workers to manage both personal duties and business administration tasks. To meet this rising need, businesses often turn to human resource outsourcing (HRO). Through HRO, companies hire staff from specialized outsourcing firms that provide trained professionals.

Through our extensive array of workforce solutions and services, we strive to enable companies to elevate their strategy, enhance quality, and drive efficiency, ultimately boosting productivity and reducing costs in alignment with their business objectives. Our offerings include:

•

Payroll Management – We are a specialized third-party solutions provider that handle the complexities of payroll processing for businesses. Our services ensure accurate and timely payment of employees, compliance with legal and regulatory requirements. Core components include payroll calculation, time and attendance tracking, and benefits administration. The advantages of using payroll management services include improved accuracy, cost savings, regulatory compliance, and allowing businesses to focus on core activities.

•

Outsourcing Recruitment and Assessment - We provide clients with outsourcing services related to recruitment and assessment. This includes sourcing and screening candidates, conducting assessments, and facilitating the hiring process to ensure the selection of top talent aligned with our clients' specific needs and objectives. Our expertise in recruitment and assessment allows us to streamline the hiring process, saving our clients valuable time and resources while ensuring they acquire the right candidates for their teams.

•

Training and Development - Our company offers a of training courses and leadership development solutions, designed to empower our clients to harness their existing talent effectively and enhance overall performance. With a focus on customization and relevance, our training programs cater to diverse organizational needs, ensuring that each client receives tailored solutions aligned with their objectives. Through our leadership development initiatives, we equip individuals and teams with the skills, knowledge, and strategies needed to excel in their roles and drive organizational success.

We formalize engagement with clients through service agreements (SA), which clearly define the roles, responsibilities, and expectations for both parties. The SA ensures that the outsourced professionals deliver the required services to meet the business’s standards and objectives. This approach not only provides businesses with access to a pool of skilled workers but also allows them to focus on their core activities without being burdened by the complexities of personnel management and administrative overhead.

Administration Services

In addition to our core services, we provide comprehensive administration services designed to streamline and optimize various operational aspects of our clients' businesses. Our administration services encompass a wide range of functions, including but not limited to:

•

Document Management - Our team handles organizing, storing, and retrieving important documents, whether they're in physical or digital form. We make sure all our document management practices comply with regulations and are easy to access when needed. This ensures our clients can find what they need quickly and confidently, without worrying about regulatory issues.

•

Expenses Management - Our team oversees the tracking, monitoring, and optimization of all expenses incurred by our clients. By implementing efficient systems and processes, we strive to ensure that expenses are accurately recorded, analysed, and managed in accordance with budgetary constraints and financial objectives. Through comprehensive expense management, we empower our clients to make informed decisions, identify cost-saving opportunities, and maintain financial transparency and accountability across their organization.

Head Hunting and Recruitment Services

Besides, we provided recruitment and talent acquisition services to our clients. These services included conducting initial consultations to assess the client’s company culture, team structure, role requirements, and ideal candidate profile. Based on this assessment, we sourced candidates through multiple channels such as professional networks, online job portals, LinkedIn, internal talent databases, and direct outreach (headhunting). We reviewed applicant materials and conducted preliminary screenings via phone or video interviews to evaluate candidates’ qualifications, work experience, communication skills, and cultural fit. Upon request, we also administered additional assessments or tests. We managed interview coordination by scheduling meetings between clients and shortlisted candidates, confirming availability, and ensuring both parties were adequately prepared. Post-interview feedback was gathered and shared to support final hiring decisions. Additionally, we assisted in offer management and negotiation, including advising on compensation packages, communicating offer terms, and facilitating successful offer acceptance by the selected candidates.

Sales and Marketing

Our promotional strategy centers around leveraging our website, triunitybs.com, as the primary hub for showcasing our services. Additionally, we actively engage in social media marketing campaigns, focusing on platforms like Facebook, LinkedIn, and various e-commerce industry forums. This multi-channel approach aims to enhance our online presence and, in our opinion, effectively reach our target audience.

Additionally, we offer free initial consultations for potential clients to thoroughly understand their unique needs and challenges remotely (via Zoom, WeChat, etc.) or can be in person upon the potential clients’ request depends on CEO’s availability.   During these consultations, we take the time to listen to their specific requirements, assess their current systems and processes, and identify areas where our services can provide the most value. This personalized approach allows us to tailor our solutions to meet the distinct needs of each client, ensuring more effective and customized service delivery. By offering this no-obligation consultation, we demonstrate our commitment to providing exceptional service and establishing strong, trust-based relationships with our clients from the very beginning. We believe that this will significantly enhance our ability to attract potential clients.

Employees and Function

As of July 31, 2025, the Company operates with a single employee, Ms. Jervey Choon, our sole officer and director. Ms. Jervey Choon is not compensated at present for her services, working approximately 35 hours a week on the Company. Looking ahead, our strategic roadmap entails substantial expansion, with a targeted growth plan aiming to increase our workforce to five employees by 2026.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our employee, Officer and/or Director.

Competitive

Comparing outsourced services to in-house departments, outsourcing often presents advantages in terms of cost savings, expertise, and specialized knowledge.

•

Cost Savings: Our clients stand to gain substantial cost savings by opting for our outsourced services. This is primarily achieved by eliminating the need for hefty investments in various aspects associated with in-house departments, including staff salaries, benefits, training programs, and infrastructure. By outsourcing the activities to us, our client can access high-quality services without the financial burden of maintaining a dedicated in-house team. Moreover, outsourcing mitigates the risks associated with employee turnover and skill gaps, as we are responsible for ensuring a consistent level of service quality and expertise. This relieves our clients of the need to constantly invest in recruiting, training, and retaining specialized talent, freeing up resources and management bandwidth to focus on core business objectives.

•

Expertise and Knowledge: We believed that our company can bring a wealth of specialized expertise and knowledge to the table, often surpassing that of in-house teams. We are professional specialist on develop deep insights and stay updated on industry best practices, regulations, and technological advancements. Unlike in-house teams, which may have more generalized knowledge due to their diverse responsibilities, while we concentrate solely on these few areas of expertise.

Furthermore, we continuously leverage our expertise to implement innovative solutions and drive continuous improvement. We ensure that we stay abreast of the latest knowledge and regulations, particularly in the accounting and human resource industries, where high familiarity with evolving standards and regulations is crucial. By maintaining up-to-date expertise, we provide our clients with reliable and compliant services that meet the stringent requirements of these sensitive sectors.

•

Focus on Core Business: We enable our clients to focus their resources and attention on core business activities, fostering innovation and driving growth. By delegating non-core functions such as accounting and bookkeeping, human resources to specialized service providers like us, businesses can streamline their operations and significantly improve efficiency.

For many small and medium-sized enterprises (SMEs), establishing an in-house department for these functions is not financially feasible. Our services provide these companies with the ability to allocate their resources more efficiently towards their core business activities. Instead of expending valuable time, money, and talent on managing support functions, businesses can channel these resources into strategic initiatives that enhance their competitive advantage and promote long-term success.

Our major competitors can be categorized into three key groups:

•	Small local outsourcing firms: These firms are similar to ours in terms of size and service offerings. They typically operate with a small team and cater to local businesses or startups.

•

Freelance professionals: Freelancers offer specialized services in areas such as accounting, HR, or administrative support. They often appeal to clients seeking specific expertise or those with smaller projects. While freelancers can provide personalized attention, they might lack the comprehensive service integration and scalability that a firm like ours can offer.

•

Technology platforms: These platforms provide automated or AI-driven solutions for business functions like accounting and HR. Examples include QuickBooks for bookkeeping and Gusto for payroll management. They offer efficiency and cost-effectiveness but often lack the personalized service and human touch that many clients desire.

To effectively compete with these competitors, we have identified several key advantages:

•

Direct client interaction: With Ms. Jervey, our CEO and sole service provider, handling client interactions directly, we can eliminate layers of communication. This ensures clarity, quick response times, and precise alignment with client expectations.

•

Integration of services: We offer a comprehensive suite of services, allowing clients to outsource their accounting and bookkeeping, human resources, and administrative needs to one provider. This integrated approach saves clients the hassle of engaging multiple companies for different services.

•

Personalized and tailored services: We provide personalized services, starting with a free consultation to understand each client’s specific needs. Unlike technology platforms, which often have fixed features that may not fully meet individual client requirements, our services are adaptable and can be customized to fit each client’s unique situation.

Government Regulations

TriUnity Business Services Limited operates under jurisdiction of Malaysian laws and regulations, which govern and regulate our business activities with certain countries and individuals. To the best of our knowledge, we are not required to obtain any licenses, except for potential business registration licenses in jurisdictions where we plan to operate. We are subject to several local and foreign privacy and data protection laws. Regulatory bodies worldwide have either adopted or proposed requirements related to the collection, distribution, use, security and storage of personal information or other confidential information of individuals.

When the Company provides services to clients, the Company or its employees may need to access personal information, as outlined in the Malaysia Personal Data Protective Act 2010 (referred to as “PDPA”). According to the PDPA, a Data User, such as the Company or its employees, is prohibited from processing personal data related to an individual unless that individual has granted explicit consent for the processing of their personal information. Failure to adequately protect data or ensure its secure destruction could expose us to potential regulatory investigations or enforcement measures under relevant data security or consumer protection laws. The extent and understanding of these regulations may change, leading to potential increases in both the obligations placed on us and the costs associated with our compliance in the future.

Besides, the Company provides accounting and bookkeeping services in Malaysia and is therefore subject to the regulations of the Malaysian Institute of Accountants (“MIA”), the statutory body established under the Accountants Act 1967 to regulate and develop the accountancy profession in Malaysia. The MIA prescribes professional, ethical, and technical standards for accountants and accounting service providers, including requirements relating to licensing, practice review, and continuing professional education. Entities and individuals providing accounting services must ensure compliance with these regulations to maintain their eligibility to operate in Malaysia. Non-compliance with MIA requirements may result in penalties, disciplinary action, or loss of the ability to provide accounting and bookkeeping services. We continuously monitor our operations and professional practices to ensure compliance with applicable MIA standards and other relevant local regulations.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1C. CYBERSECURITY

As of July 31, 2025, the Company has not identified any cybersecurity threats, including previous incidents, that have materially impacted our business strategy, results of operations, or financial condition. This assertion signifies our diligent efforts in managing and mitigating cybersecurity risks, contributing to the stability and continuity of our operations.

ITEM 2. DESCRIPTION OF PROPERTY

At this time, we rent co-sharing office space, from a third party, at BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. There are currently no pending legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holders

As of July 31, 2025, we have 31 shareholders on record of our common stock.

Transfer Agent and Registrar

The transfer agent for our capital stock is Transfer Online, Inc, with an address at 512 SE Salmon St., Portland, OR 97214, United States and telephone number is +1 (503) 227-2950.

Penny Stock Regulations

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our Common Stock, when and if a trading market develops, may fall within the definition of penny stock and be subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 individually, or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the investors’ ability to buy and sell our stock.

Dividends

Any future determination as to the declaration and payment of dividends on shares of our Common Stock will be made at the discretion of our board of directors out of funds legally available for such purpose. We are under no contractual obligations or restrictions to declare or pay dividends on our shares of Common Stock. In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future.

Recent Sales of Unregistered Securities

No securities have been sold by the Company during the period covered by this Form 10-K.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended July 31, 2025.

Other Stockholder Matters

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial condition for fiscal year ended July 31, 2025 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Some of the information contained in this management’s discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward looking statements that involve risks, uncertainties and assumptions. As a result of many factors, including those factors set forth in the “Risk Factors” section in Form S-1/A registration statement, filed on February 7, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in this Annual Report.

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

The Company’s executive office is located at BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

Our cash and cash equivalents are $27,927 as of July 31, 2025. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

For the year ended July 31, 2025, the Company incurred a net loss of $25,323 and used cash in operating activities of $32,098 and borrowed $29,153 from our director. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s profit generating operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company expects to finance its operations primarily through cash flow from revenue and continuing financial support from a shareholder. In the event that we require additional funding to finance the growth of the Company’s current and expected future operations as well as to achieve our strategic objectives, the shareholder has indicated the intent and ability to provide additional financing.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.

Results of operations for the year ended July 31, 2025 and the period ended July 31, 2024

Revenues

For the year ended July 31, 2025, the Company has generated a revenue of $22,127.

For the period ended July 31, 2024, the Company has generated a revenue of $8,000.

The Company generates revenue by providing a range of business-related services, including accounting and bookkeeping, human resources management, head-hunting services, payroll processing, and administrative support services.

General and Administrative Expenses

For the year ended July 31, 2025, the Company incurred general and administrative expenses of $47,450. These were primarily comprised of other professional fee, audit fees, stock and registrar fees, bank charges and legal fees.

For the period ended July 31, 2024, the Company incurred general and administrative expenses of $29,382. These were primarily comprised of audit fees, legal fees, bank charges and taxation service fee.

Net Loss

For the year ended July 31, 2025, the Company incurred a net loss of $25,323.

For the period ended July 31, 2024, the Company incurred a net loss of $21,382.

Liquidity and Capital Resources

The Company’s cash and cash equivalents has increased by $152, from $27,775 as of July 31, 2024 to $27,927 as of July 31, 2025. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Cash (Used in)/provided by Operating Activities

For the year ended July 31, 2025, the Company has used $32,098 in operating activities, which was primarily attributable to net loss from operation, increase in prepayment, decrease in deferred revenue contra by depreciation expenses, increase in customer deposit, increase in accrued liability and increase in amount due to director.

For the period ended July 31, 2024, net cash provided by operating activities was $27,971. The cash provided by operating activities was attributable by net loss, increase in prepayment contra by depreciation expenses, increase in accrued liability, increase in deferred revenue and increase in amount due to director.

Cash Used in Investing Activity

For the year ended July 31, 2025, the Company did not generate nor used any cash in investing activity.

For the period ended July 31, 2024, the Company used $576 cash in investing activity in purchasing of plant and equipment.

Cash Provided by Financing Activity

For the year ended July 31, 2025, the Company generate net cash of $32,250 by issued an aggregated of 2,150,000 shares of its common stock at $0.015 per share for aggregate gross proceeds of $32,250.

For the period ended July 31, 2024, the Company generate net cash of $380 by issued an aggregated of 3,800,000 shares of its common stock at par value of $0.0001 per share for a total subscription value of $380 to our director, Jervey Choon.

Off-Balance Sheet Arrangement

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders as of July 31, 2025.

Contractual Obligation

As a smaller reporting company, we are not required to provide the aforementioned information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located following the signature page of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer concluded as of July 31, 2025, that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties and effective risk assessment ; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; and (4) lack of internal audit function due to the fact that the Company lacks qualified resources to perform the internal audit functions properly and that the scope and effectiveness of the internal audit function are yet to be developed. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2025.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for the Company are provided by executive management’s review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of July 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function. We will create a position to segregate duties consistent with control objectives. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this Report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting:

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

Insider Trading Arrangements

During the year ended July 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Positions and Offices

Jervey Choon	34	Chief Executive Officer, President, Secretary, Treasurer, Director

Jervey Choon - President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Director

In 2013, Ms. Jervey graduated with a Bachelor of Business Administration from UCSI University. She commenced her professionally career in January 2014, as an Assistant to the CEO of DSwiss Sdn Bhd, a company based in Malaysia. In this role, she provided various administrative support to the CEO, including conducting market research and development, managing confidential correspondence and contributing to recruitment efforts. She also supported the CEO in fundraising ventures and business expansion activities such as investments, acquisitions and corporate alliances.

From January 2021 to present, Ms. Jervey held the position of General Manager at DSwiss Sdn Bhd. In this role, she oversaw the day-to-day operations of the company, including setting and driving sales and profitability goals, mentoring employees, developing business strategies, and managing budget planning and execution. Her duties also included upgrading systems and enhancing accounting practices.

In April 2024, Ms. Jervey founded TriUnity Business Services Limited, and now serves as its sole officer and director. From her extensive experience in previous roles, she learned the importance of strategic planning, operational efficiency, and client relationship management. Recognizing the growing demand for specialized services in accounting, bookkeeping, human resources management, and administrative support, she established TriUnity Business Services Limited in an effort to provide comprehensive and tailored solutions to help other businesses thrive.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company’s financial statements and other services provided by the Company’s independent public accountants. The Board of Directors and the Chief Executive Officer of the Company review the Company’s internal accounting controls, practices and policies.

At this time the Board of Directors, is comprised of only one individual, Ms. Jervey Choon, who reviews the Company’s internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Director(s) believe that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Our sole director does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and our current financial condition.

Involvement in Certain Legal Proceedings

Our Directors and our Officers have not been involved in any of the following events during the past ten years:

1.	bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

At this time, the Board of Directors, is comprised of only one individual, Ms. Jervey Choon.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer and Director, Jervey Choon, at the address appearing on the first page of this Form 10-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended July 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the year ended July 31, 2025 and the period ended July 31, 2024:

Summary Compensation Table

Summary Compensation Table
Name and principal position (a)	Year ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jervey Choon, Chief Executive Officer, Chief Financial Officer, Director	2025	$-	-	-	-	-	-	-	$-

Summary Compensation Table
Name and principal position (a)	Period ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Jervey Choon, Chief Executive Officer, Chief Financial Officer, Director	2024	$-	-	-	-	-	-	-	$-

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock-based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock-based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 31, 2025, the Company has 5,950,000 shares of common stock issued and outstanding, which number of issued and outstanding shares of common stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned
Executive Officers and Directors
Jervey Choon Chief Executive Officer, Chief Financial Officer and Director	3,800,000	64%	-	-	64%
5% or Greater Shareholders	-	-	-	-	-

*Officers and or Directors who may hold a 5% or greater controlling interest in the Company are included above, but only under the subtitle, “Executive Officers and Directors”.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On April 30, 2024, we sold 3,800,000 shares of restricted Common Stock to Ms. Jervey Choon, at a price of $0.0001 per share of Common Stock. The total subscription amount paid by Ms. Jervey was $380. Ms. Jervey serves as our sole officer and director.

In regards to the above transaction we claim an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended (“Regulation S”) for the above sale of stock since the sale of stock was made to a non-U.S. person (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

As of July 31, 2025, the sole director of the Company advanced $29,153 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms for the fiscal year ended July 31, 2025 and period ended July 31, 2024. We have engaged JP Centurion & Partners PLT as our independent registered public accounting firm since July 1, 2024.

ACCOUNTING FEES AND SERVICES	For the year ended July 31, 2025	Period ended July 31, 2024

Audit fees	$18,300	$8,500
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$18,300	$8,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

The category of “Tax services” includes tax compliance, tax advice, tax planning.

The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following are filed as part of this report:

Financial Statements

The following financial statements of TRIUNITY BUSINESS SERVICES LIMITED and Report of Independent Registered Public Accounting Firm are presented in the “F” pages of this Report:

(b) Exhibits

The following exhibits are filed herewith:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer, principal financial officer*

32.1	Section 1350 Certification of principal executive officer, principal financial officer and principal accounting officer*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIUNITY BUSINESS SERVICES LIMITED

Date: September 26, 2025	By:	/s/ Jervey Choon
	Name:	Jervey Choon
	Title:	Chief Executive Officer, Chief Financial Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jervey Choon	Chief Executive Officer, President, Secretary, Treasurer, Director
Jervey Choon	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	September 26, 2025

TRIUNITY BUSINESS SERVICES LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

TRIUNITY BUSINESS SERVICES LIMITED

401 Ryland St.

STE 200-A, Reno

Nevada, United States 89502

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TriUnity Business Services Limited (the ‘Company’) as of July 31, 2025 and 2024, and the related statement of operations and comprehensive loss, statement of changes in stockholders’ equity, and statement of cash flows for each of the years in the two-year period ended July 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, for the year ended July 31, 2025, the Company incurred loss from operations of $25,323, accumulated deficit of $46,705 and net current liabilities of $14,526. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ JP CENTURION & PARTNERS PLT
JP CENTURION & PARTNERS PLT
(ID: 6723)

We have served as the Company’s auditor since 2024.
Kuala Lumpur, Malaysia

September 26, 2025

Item 1. Financial Statements

TRIUNITY BUSINESS SERVICES LIMITED

BALANCE SHEETS

AS OF JULY 31, 2025 AND 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of July 31, 2025	As of July 31, 2024
	(Audited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,927	$27,775
Prepayment	117	106
TOTAL CURRENT ASSETS	28,044	27,881

NON-CURRENT ASSETS
Plant and equipment, net	451	566
TOTAL NON-CURRENT ASSETS	451	566

TOTAL ASSETS	$28,495	$28,447

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liability	9,000	8,500
Amount due to a director	29,153	28,949
Deferred revenue	417	12,000
Customer deposit	4,000	-
TOTAL CURRENT LIABILITIES	42,570	49,449

TOTAL LIABILITIES	$42,570	$49,449

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 5,950,000 as of July 31, 2025 and 3,800,000 as of July 31, 2024 respectively	$595	$380
Additional paid in capital	32,035	-
Accumulated deficit	(46,705)	(21,382)
TOTAL SHAREHOLDERS’ EQUITY	$(14,075)	$(21,002)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$28,495	$28,447

See accompanying notes to consolidated financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEAR ENDED JULY 31, 2025 AND THE PERIOD ENDED JULY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended July 31, 2025	Period ended July 31, 2024
	(Audited)	(Audited)
REVENUE	$22,127	8,000

COST OF REVENUE	-	-

GROSS PROFIT	$22,127	8,000

GENERAL AND ADMINISTRATIVE EXPENSES	(47,450)	(29,382)

LOSS FROM OPERATION BEFORE INCOME TAX	$(25,323)	(21,382)

INCOME TAX EXPENSES	-	-

NET LOSS	$(25,323)	(21,382)

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE LOSS	$(25,323)	(21,382)

NET LOSS PER SHARE- BASIC AND DILUTED	(0.0055)	(0.0056)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	4,634,563	3,800,000

See accompanying notes to consolidated financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED JULY 31, 2025 AND THE PERIOD ENDED JULY 31, 2024

(AUDITED)

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	COMMON STOCK		Additional
	Number of shares	Amount	Paid-in Capital	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of July 31, 2024	3,800,000	$380	$-	$(21,382)	$(21,002)
Issuance of shares	2,150,000	215	32,035	-	32,250
Net loss	-	-	-	(25,323)	(25,323)
Balance as of July 31, 2025	5,950,000	595	32,035	(46,705)	(14,075)

	COMMON STOCK		Additional
	Number of shares	Amount	Paid-in Capital	ACCUMULATED DEFICIT	TOTAL EQUITY
Balance as of April 30, 2024 (Date of Inception)	3,800,000	$380	$-	$-	$380
Net loss	-	-	-	(21,382)	(21,382)
Balance as of July 31, 2024	3,800,000	380	-	(21,382)	(21,002)

See accompanying notes to consolidated financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JULY 31, 2025 AND THE PERIOD ENDED JULY 31, 2024

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	For the year ended July 31, 2025	Period ended July 31, 2024
	(Audited)	(Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,323)	$(21,382)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	115	10

Changes in operating assets and liabilities:
Prepayment	(10)	(106)
Customer deposit	4,000	-
Accrued liability	500	8,500
Deferred revenue	(11,583)	12,000
Amount due to a director	203	28,949

Net cash (used in)/provided by operating activities	$(32,098)	$27,971

CASH FLOWS FROM INVESTING ACTIVITY:
Purchase of plant and equipment	$-	$(576)

Net cash used in investing activities	$-	$(576)

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from issuance of share	$32,250	$380

Net cash provided by financing activity	$32,250	$380

Effect of exchange rate changes on cash and cash equivalents	$-	$-

Net increase in cash and cash equivalents	$152	$27,775
Cash and cash equivalents, beginning of period/at date of inception	27,775	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,927	$27,775

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

See accompanying notes to consolidated financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED JULY 31, 2025 AND THE PERIOD ENDED JULY 31, 2024

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

The Company’s executive office is located at BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements for Triunity Business Services Limited for the year ended July 31, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

The reporting currency of the Company is United States Dollars (“US$”), which is also the functional currency of the Company.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended July 31, 2025, the Company incurred loss from operations of $25,323 resulting in accumulated deficit of $46,705, working capital deficit of $14,526 and net cash used in operating activities of $32,098.

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

Earnings Per Share

The Company reports earnings per share in accordance with ASC Topic 260 “Earnings Per Share”, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Further, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split, the computations of a basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect that change in capital structure.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by ASC Topic 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date. The Company also adopted ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about the reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.

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

Fair Value Measurement

Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (ASC Topic 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset.

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

In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which amends ASC 718 and ASC 606 to (i) expand the definition of a performance condition to include vesting tied to a customer’s own purchases or the purchases of the customer’s customers, (ii) require entities to estimate expected forfeitures, and (iii) clarify that the variable consideration guidance in ASC 606 does not apply to share-based consideration payable to a customer. The amendments are effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset, and for non-public business entities, an accounting policy election to consider subsequent cash collections. The amendments are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. CASH AND CASH EQUIVALENTS

As of July 31, 2025 and 2024, the company has cash and cash of equivalents which comprises of $27,927 and $27,775 bank balances respectively which are readily available and non-restricted cash flow.

4. PREPAYMENT

As of July 31, 2025 and 2024, prepayment consist of following:

	As of July 31, 2025	As of July 31, 2024
Prepaid expenses	$117	$106
Total prepayment	$117	$106

Prepaid expenses for the year ended July 31, 2025 and 2024 represent the payment made to virtual office rental fee.

5. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following as of July 31, 2025 and 2024 respectively:

	As of July 31, 2025	As of July 31, 2024
	(Audited)	(Audited)
Office equipment	$576	$576
Less: accumulated depreciation	(125)	(10)
Plant and equipment, net	$451	$566

Depreciation expense for the period ended July 31, 2025 and 2024 was $115 and $10 respectively.

6. ACCRUED LIABILITY

As of July 31, 2025 and 2024, the Company has other accruals of $9,000 and $8,500 respectively which comprises of outstanding audit fees.

7. AMOUNT DUE TO A DIRECTOR

As of July 31, 2025 and 2024, the sole director of the Company advanced $29,153 and $28,949 respectively to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Ms. Choon, has not been compensated for the services.

8. SHAREHOLDERS’ EQUITY

The Company has 75,000,000 shares of commons stock authorized.

On April 30, 2024, upon the incorporation of the Company, Jervey Choon, subscribed 3,800,000 shares of common stock at par value of $0.0001 per share for a total subscription value of $380.

During the year ended July 31, 2025, the Company issued an aggregate of 2,150,000 shares of its common stock at a subscription price of $0.015 per share, for total gross proceeds of $32,250.

As of July 31, 2025, the Company has 5,950,000 shares of common stock issued and outstanding.

9. INCOME TAX

The loss from operation before income tax of the Company for the year ended July 31, 2025 and period ended July 31, 2024 were comprised of the following:

	For the year ended July 31, 2025	Period ended July 31, 2024
Tax jurisdictions from:
– Local	$(25,323)	$(21,382)

Loss before income taxes	$(25,323)	$(21,382)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of July 31, 2025, the operations in the United States of America incurred $46,705 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately $9,808 against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of July 31, 2025 and 2024:

	As of July 31,
	2025		2024
Deferred tax assets:

Net operating loss carryforwards	$		$
– United States of America		9,808		4,490
Less: valuation allowance		(9,808)		(4,490)
Deferred tax assets		$-		$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $9,808 as of July 31, 2025.

Malaysia

The incomes accruing in or derived from Malaysia by TriUnity Business Services Limited are subject to Malaysia income tax, due to the permanent establishment (PE) in Malaysia, which is charged at the non-resident tax rate of 24% on its assessable income.

10. CONCENTRATION OF RISK

Customer Concentration

For the year ended July 31, 2025 and the period ended July 31, 2024, there were three and one customers respectively who accounted for more than 10% of the Company’s revenues. The customers who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the year ended July 31, 2025	Period ended July 31, 2024	For the year ended July 31, 2025	Period ended July 31, 2024	For the year ended July 31, 2025	Period ended July 31, 2024
Major Customers	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$5,294	$7,750	24%	97%	$-	$-
Customer B	9,750	-	44%	-%	-	-
Customer C	6,417	-	29%	-%	-	-
Total	$21,461	$7,750	97%	97%	$-	$-

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

	For the year Ended and As of July 31, 2025
By Business Unit	Business Administration Services Business	Head-hunting and Recruitment Services	Total
Revenue	$19,083	$3,044	$22,127

Cost of revenue	-	-	-
General and administrative expenses	(40,922)	(6,528)	(47,450)

Loss from operations	(21,839)	(3,484)	(25,323)

Total assets	$24,575	$3,920	$28,495
Capital expenditure	$-	$-	$-

	For the Period Ended July 31, 2024
By Business Unit	Business Administration Services Business	Total
Revenue	$8,000	$8,000

Cost of revenue	-	-
General and administrative expenses	(29,382)	(29,382)

Loss from operations	(21,382)	(21,382

Total assets	$28,447	$28,447
Capital expenditure	$576	$576

	For the year Ended and As of July 31, 2025
By Country	Malaysia	Total
Revenue	$22,127	$22,127

Cost of revenue	-	-
General and administrative expenses	(47,450)	(47,450)

Gain from operations	(25,323	(25,323

Total assets	$28,495	$28,495
Capital expenditure	$-	$-

	For the Period Ended July 31, 2024
By Country	Malaysia	Total
Revenue	$8,000	$8,000

Cost of revenue	-	-
General and administrative expenses	(29,382)	(29,382)

Gain from operations	(21,382	(21,382

Total assets	$28,447	$28,447
Capital expenditure	$576	$576

12. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after July 31, 2025 up through the date the Company issued the financial statements. During this period, there was no subsequent event that required recognition or disclosure.

