Form 10-Q
period 2025-10-31
TriUnity Business Services Ltd
filed 2025-12-02
CIK 2025878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2025

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

N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name on each exchange on which registered
N/A	N/A	N/A

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding on December 2, 2025
Common Stock, $0.0001 par value	5,950,000

-2-

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED BALANCE SHEETS

AS OF OCTOBER 31, 2025 (UNAUDITED) AND JULY 31, 2025 (AUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	As of October 31, 2025	As of July 31, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,927	$27,927
Prepayment	5,706	117
TOTAL CURRENT ASSETS	11,633	28,044

NON-CURRENT ASSETS
Plant and equipment, net	422	451
TOTAL NON-CURRENT ASSETS	422	451

TOTAL ASSETS	$12,055	$28,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued liability	3,100	9,000
Amount due to a director	29,153	29,153
Deferred revenue	83	417
Customer deposit	4,000	4,000
TOTAL CURRENT LIABILITIES	36,336	42,570

TOTAL LIABILITIES	$36,336	$42,570

SHAREHOLDERS’ EQUITY
Common stock – Par value $ 0.0001; Authorized: 75,000,000 shares; Issued and outstanding: 5,950,000 as of October 31, 2025 and July 31, 2025 respectively	$595	$595
Subscription receivable	-	-
Additional paid in capital	32,035	32,035
Accumulated deficit	(56,911)	(46,705)
TOTAL SHAREHOLDERS’ EQUITY	$(24,281)	$(14,075)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,055	$28,495

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024 (UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	For the three months ended October 31, 2025	For the three months ended October 31, 2024
	(Unaudited)	(Unaudited)
REVENUE	$333	$8,667

COST OF REVENUE	-	-

GROSS PROFIT	$333	$8,667

GENERAL AND ADMINISTRATIVE EXPENSES	(11,139)	(4,461)

(LOSS)/PROFIT FROM OPERATION BEFORE INCOME TAX	$(10,806)	$4,206

OTHER INCOME	600	-

(LOSS)/PROFIT BEFORE INCOME TAX	$(10,206)	$4,206

INCOME TAX EXPENSES	-	(1,009)

NET (LOSS)/PROFIT	$(10,206)	$3,197

OTHER COMPREHENSIVE INCOME	-	-

TOTAL COMPREHENSIVE (LOSS)/PROFIT	$(10,206)	$3,197

NET(LOSS)/PROFIT PER SHARE- BASIC AND DILUTED	(0.00172)	0.00084

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	5,950,000	3,800,000

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	COMMON STOCK		Additional Paid-in	ACCUMULATED	TOTAL
	Number of shares	Amount	Capital	DEFICIT	EQUITY
Balance as of July 31, 2025	5,950,000	$595	$32,035	$(46,705)	$(14,075)
Net loss	-	-	-	(10,206)	(10,206)
Balance as of October 31, 2025	5,950,000	$595	$32,035	$(56,911)	$(24,281)

	COMMON STOCK		Additional Paid-in	ACCUMULATED	TOTAL
	Number of shares	Amount	Capital	DEFICIT	EQUITY
Balance as of July 31, 2024	3,800,000	$380	$-	$(21,382)	$(21,002)
Net profit	-	-	-	3,197	3,197
Balance as of October 31, 2024	3,800,000	$380	$-	$(18,185)	$(17,805)

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024

(UNAUDITED)

(CURRENCY EXPRESSED IN UNITED STATES DOLLARS (“US$”), EXCEPT FOR NUMBER OF SHARES)

	Three months ended October 31, 2025	Three months ended October 31, 2024
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/profit	$(10,206)	$3,197
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expenses	29	29

Changes in operating assets and liabilities:
Prepayments	(5,590)	32
Account receivable	-	(6,500)
Accrued liabilities	(5,900)	(5,400)
Other payables and accrued liabilities	-	-
Deferred revenue	(333)	(2,167)
Amount due to a director	$-	$-
Income tax payable	-	1,009

Net cash used in operating activities	$(22,000)	$(9,800)

Effect of exchange rate changes on cash and cash equivalents	$-	$-

Net decreased in cash and cash equivalents	$(22,000)	$(9,800)
Cash and cash equivalents, beginning of period	27,927	27,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,927	$17,975

SUPPLEMENTAL CASH FLOWS INFORMATION
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

TRIUNITY BUSINESS SERVICES LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2025 AND 2024 (UNAUDITED)

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

The Company’s executive office is located at BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, for the three months ended October 31, 2025, the Company incurred a net loss of $10,206 and negative operating cash flow of $22,000. As of October 31, 2025, the Company recorded an accumulated deficit of $56,911 and negative working capital of $24,703.

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

Basis of Presentation

The financial statements for TriUnity Business Services Limited for the three months ended October 31, 2025 are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company has adopted July 31 as its fiscal year end.

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

Segment Reporting

The Company follows the guidance of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. For the year ended October 31, 2025, the Company has one reportable segment based on business unit, business administration services, and one reportable segment based on region. The Company also adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which expands an existing scope exception under Topic 815 to exclude non-exchange-traded contracts where the underlying is based on the operations or activities specific to one of the contract parties. Adoption of the amendment allows for either the prospective or modified retrospective application and is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

The Company reviews new accounting standards as issued. Management has not identified any other new standards that it believes will have a significant impact on the Company’s financial statements.

3. PREPAYMENT

	As of October 31, 2025	As of July 31, 2025
	(Unaudited)	(Audited)
Prepaid expenses	$5,706	$117
Total	$5,706	$117

Prepaid expenses for the period ended October 31, 2025 and July 31, 2025 represent the payment made to virtual office rental fee and OTC Markets annual fee.

4. PLANT AND EQUIPMENT, NET

Plant and equipment consisted of the following as of October 31, 2025 and July 31, 2025 respectively:

	As of October 31, 2025	As of July 31, 2025
	(Unaudited)	(Audited)
Office equipment	$576	$576
Less: accumulated depreciation	(154)	(125)
Plant and equipment, net	$422	$451

Depreciation expense for the period ended October 31, 2025 and July 31, 2025 was $29 and $115 respectively.

5. AMOUNT DUE TO A DIRECTOR

As of October 31, 2025 and July 31, 2025, the sole director of the Company advanced $29,153 to the Company, which is unsecured and non-interest bearing with no fixed terms of repayment.

Our director, Ms. Choon, has not been compensated for the services.

6. ACCRUED LIABILITY

As of October 31, 2025 and July 31, 2025, the Company has other accruals of $3,100 and $9,000 respectively which comprises of outstanding audit review fee.

7. STOCKHOLDERS’ EQUITY

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

As of October 31, 2025, the Company has 5,950,000 shares of common stock issued and outstanding.

8. INCOME TAX

The (loss)/profit from operation before income taxes of the Company for the three months ended October 31, 2025 and 2024 was comprised of the following:

	For the three months ended October 31, 2025	For the three months ended October 31, 2024
Tax jurisdictions from:
– Local	$(10,206)	$4,206

(Loss)/profit before income taxes	$(10,206)	$4,206
Computed expected tax expenses	-	(1,009)
Net (loss)/profit	$(10,206)	$3,197

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law. As of October 31, 2025, the operations in the United States of America incurred $56,911 of cumulative net operating losses (NOL’s) which can be carried forward to offset future taxable income. The NOL carryforwards begin to expire in 2045, if unutilized. The Company has provided for a full valuation allowance of approximately 11,951 against the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of October 31, 2025 and July 31, 2025:

	As of October 31, 2025	As of July 31, 2025
Deferred tax assets:

Net operating loss carryforwards
– United States of America	$2,510	$9,808
Less: valuation allowance	(2,510)	(9,808)
Deferred tax assets	$-	$-

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $2,510 as of October 31, 2025 and $9,808 as of July 31, 2025.

Malaysia

The incomes accruing in or derived from Malaysia by TriUnity Business Services Limited are subject to Malaysia income tax, due to the permanent establishment (PE) in Malaysia, which is charged at the non-resident tax rate of 24% on its assessable income.

9. CONCENTRATIONS OF RISK

Customer Concentration

For the three months ended October 31, 2025 and 2024 there were two customers and one customer respectively who accounted for more than 10% of the Company’s revenues. The customer who accounted for more than 10% of the Company’s revenues and its outstanding receivable balance at period-end is presented below:

	For the three months ended October 31, 2025	For the three months ended October 31, 2024	For the three months ended October 31, 2025	For the three months ended October 31, 2024	For the three months ended October 31, 2025	For the three months ended October 31, 2024
Major Customers	Revenues		Percentage of revenues		Accounts receivable, trade
Customer A	$-	$7,750	-%	89%	$-	$-
Customer B	83	-	25%	-%	-	-
Customer C	250	-	75%	-%	-	-
Total	$333	$7,750	100%	89%	$-	$-

10. SEGMENT REPORTING

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

	For the Three Months Ended and As of October 31, 2025
By Business Unit	Business Administration Services Business	Total
Revenue	$333	$333

Cost of revenue	-	-
General and administrative expenses	(11,139)	(11,139)

Loss from operations	$(10,806)	$(10,806)

Total assets	$12,055	$12,055
Capital expenditure	$-	$-

	For the Three Months Ended and As of October 31, 2025
By Country	Malaysia	Total
Revenue	$333	$333

Cost of revenue	-	-
General and administrative expenses	(11,139)	(11,139)

Loss from operations	$(10,806)	$(10,806)

Total assets	$12,055	$12,055
Capital expenditure	$-	$-

	For the Three Months Ended and As of October 31, 2024
By Business Unit	Business Administration Services Business	Total
Revenue	$8,667	$8,667

Cost of revenue	-	-
General and administrative expenses	(4,461)	(4,461)

Gain from operations	$4,206	$4,206

Total assets	$25,086	$25,086
Capital expenditure	$-	$-

	For the Three Months Ended and As of October 31, 2024
By Country	Malaysia	Total
Revenue	$8,667	$8,667

Cost of revenue	-	-
General and administrative expenses	(4,461)	(4,461)

Gain from operations	$4,206	$4,206

Total assets	$25,086	$25,086
Capital expenditure	$-	$-

11. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2025 up through the date the Company issued the financial statements. During this period, there was no subsequent event that required recognition or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarter report on Form 10-Q is intended to update the information contained in our Form 10-K dated September 26, 2025, for the year ended July 31, 2025 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this quarter report. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Form S-1/A registration statement, filed on February 7, 2025, in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarter report on Form 10-Q. The following should also be read in conjunction with the unaudited Condensed Financial Statements and notes thereto that appear elsewhere in this report.

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

The Company’s executive office is located at BO1-A-09, Menara 2, KL Eco City, 3, Jalan Bangsar, 59200 Kuala Lumpur, Malaysia.

Results of operations

For the three months ended October 31, 2025 and 2024

Revenues

For the three months ended October 31, 2025, the Company generated revenue in the amount of $333. The revenue was generated from human resources and administrative support services provided to the customers.

For the three months ended October 31, 2024, the Company generated revenue in the amount of $8,667. The revenue was generated from human resources and administrative support services and provided to the customers.

General and Administrative Expenses

For the three months ended October 31, 2025, the Company had general and administrative expenses in the amount of $11,139. These were primarily comprised of audit fees, other professional fees and bank charges.

For the three months ended October 31, 2024, the Company had general and administrative expenses in the amount of $4,461. This was primarily comprised of audit fees, legal & professional charges and bank charges.

Net Profit/(Loss)

For the three months ended October 31, 2025, the Company has incurred a net loss of $10,206.

For the three months ended October 31, 2024, the Company has incurred a net profit of $3,197.

Liquidity and Capital Resources

Our cash and cash equivalents are $5,927 as of October 31, 2025. Our cash balance is not sufficient to fund our limited levels of operations for any substantive period. In order to continue our current business plan and increase our current level of operations for the next twelve-month period, we require further funding.

Cash Used in Operating Activities

Net cash used in operating activities was $22,000 for the three months ended October 31, 2025. The cash used in operating activities was attributable to net loss, increase in prepayment, decrease in accrued liabilities and decrease in deferred revenue contra by depreciation.

Net cash used in operating activities was $9,800 for the three months ended October 31, 2024. The cash used in operating activities was attributable to increase in accounts receivable, decrease in accrued liabilities and decrease in deferred revenue contra by net profit, depreciation expenses, decrease in prepayment and increase in income tax payable.

Cash Provided by Investing Activity

For the three months ended October 31, 2025 and 2024 the Company did not generate nor used any cash in investing activity.

Cash Provided by Financing Activity

For the three months ended October 31, 2025 and 2024 the Company did not generate nor used any cash in financing activity.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which expands an existing scope exception under Topic 815 to exclude non-exchange-traded contracts where the underlying is based on the operations or activities specific to one of the contract parties. Adoption of the amendment allows for either the prospective or modified retrospective application and is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of our disclosure controls and procedures as of October 31, 2025. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our chief executive officer concluded that our disclosure controls and procedures were not effective. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. The aforementioned material weaknesses were identified by our chief executive officer in connection with the review of our financial statements as of October 31, 2025.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

As of October 31, 2025, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on such evaluation, the Company’s management concluded that, during the period covered by this Report, our internal control over financial reporting were not effective due to the presence of material weaknesses.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the three months ended October 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended October 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. Exhibits

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
32.1	Section 1350 Certification of principal executive officer
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, at the location of Kuala Lumpur, on December 2, 2025.

TriUnity Business Services Limited

By:	/s/ Jervey Choon
Name:	Jervey Choon
Title:	Chief Executive Officer, Chief Financial Officer, Director
Date:	December 2, 2025

