Form 10-K
period 2025-12-31
Independence Power Holdings, Inc.
filed 2026-03-31
CIK 2025878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number 333-282541

Independence Power Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	35-2851106
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

14114 N. Dallas Parkway, Suite 200
Dallas, Texas	75254
(Address of Principal Executive Offices)	(Zip Code)

(903) 944-7121

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,  “smaller reporting comp any” and “emerging growth company” in Rule 12b -2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b -2 of the Securities Exchange Act of 1934). Yes ☐     No ☒

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non‑affiliates was approximately $21,500.

The registrant has two classes of common stock: Class A Common Stock, $0.0001 par value per share, of which 41,650,000 shares were outstanding as of March 27, 2026, and Class B Common Stock, $0.0001 par value per share, of which 224,000,000 shares were outstanding as of March 27, 2026. Unless otherwise indicated, all share references herein give effect to the Forward Split (as defined herein).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include, among other things, statements about our business strategy, our industry, our expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts, and our future business and financial performance. In addition, our forward-looking statements address the various risks and uncertainties associated with extraordinary market environments, and the expected impact on our businesses, results of operations, and earnings. These statements are based on current expectations and beliefs of management and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and many of which are beyond our control.

Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could” and similar expressions. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, among others, those described in any risk factors we may file from time to time and elsewhere in this Annual Report. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the level of spending and access to capital markets by companies in our target market, namely (i) power generation and (ii) the oil and natural gas industry;

•	uncertainty regarding the future actions of oil producers, including the members of the Organization of the Petroleum Exporting Countries (OPEC) and Russia and the actions taken to set, maintain or cut production levels;

•	changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, and the impact of such policies on us, our customers and the global economic environment, including access to resources needed for our products and services;

•	customer concentration, the potential for future consolidation amongst current or potential customers and the possibility that customers may not continue to outsource their power system needs, which could affect demand for our products and services, especially in the power generation industry;

•	development of alternative power generation technologies or increased grid capacity that could reduce the demand for our products and services; ability to secure customer contracts and such ability’s impact on our revenue and operating results;

•	developments and uncertainty in the global economy generally, and/or the energy, power and infrastructure sectors specifically, and the resulting impacts to the demand and supply for power generation or crude oil and natural gas or volatility of the prices for such projects, including a potential increase in Venezuelan oil supply and any related impact on global oil prices and domestic oil productions, and therefore the demand for the services we provide and the commercial opportunities available to us;

•	volatility in the political, legal and regulatory environments, including the impact of a prolonged federal government shutdown or lapse in federal appropriations that could disrupt our operations and future plans and opportunities;

•	global geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict, continued or escalated hostilities in the Middle East and U.S. intervention in Venezuela, which could each affect the stability and continued recovery of oil and gas markets;

•	uncertainty regarding methods by which the growing demand for power generation will be met in both the short and long term;

•	inflationary risks, increased interest rates, central bank policy, bank failures and associated liquidity risks and supply chain constraints, including changes in market price and availability of materials and labor;

•	significant changes in the transportation industries or fluctuations in transportation costs or the availability or reliability of transportation that service our business;

•	epidemics or pandemics, including the effects of related public health concerns and the impact of continued actions taken by governmental authorities and other third parties in response to pandemics and their impact on commodity prices, supply and demand considerations and storage capacity;

•	technological advancements in well completion technologies and our ability to expand our product and service offerings;

•	competitive conditions in our industry;

•	inability to fully protect our intellectual property rights;

•	actions taken by our customers, competitors and third-party operators;

•	changes in the availability and cost of capital;

•	our ability to successfully implement our business strategy;

•	increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;

•	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;

•	cyber-attacks targeting systems and infrastructure used by the power generation and oil and natural gas industries;

•	credit markets;

•	business acquisitions;

•	natural or man-made disasters and other external events that may disrupt our manufacturing operations;

•	environmental and climate change regulations and policies, and the impact of such regulations and policies on us and our customers;

•	the timing of regulatory proceedings and approvals, and the impact of such proceedings and approvals on us and our customers;

•	health, safety and environmental risks;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Annual Report that are not historical.

All forward-looking statements speak only as of the date of this Annual Report. You should not place undue reliance on any forward-looking statements in this Annual Report. Although forward-looking statements reflect our good faith beliefs at the time they are made, forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under Part I, Item 1A. “Risk Factors,” which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, unless required by law.

PART I

ITEM 1. BUSINESS

Corporate History and Background

The Company

Independence Power Holdings, Inc. (f/k/a TriUnity Business Services Limited, the “Company” and, prior to the Merger (as defined herein), “TriUnity”), was incorporated under the laws of the State of Nevada on April 30, 2024. Prior to the Merger, TriUnity was headquartered in Kuala Lumpur, Malaysia and provided business related services such as accounting and bookkeeping, human resources management, payroll, administrative support, head-hunting and recruitment services to companies in Malaysia. Following the Merger, the Company significantly expanded its activities to include the business of Independence Power as described below and moved its headquarters to Dallas, Texas.

The Company manages a fleet of 101 utility scale batteries owned by a rural electric cooperative. The Company’s primary business activity is the software and hardware development, implementation and installation of industrial battery management and monitoring systems for high voltage battery storage systems. The Company’s battery energy storage system (“BESS”) solution is targeted to be deployed at unconventional oil and gas operations, initially in the Permian Basin in western Texas and southeastern New Mexico and other key energy-producing regions in the United States, and ultimately around the world. In October 2025, the Company installed the BESS Fleet (as defined herein) at a site in Mentone, Loving County, Texas.

Independence Power and Kyma Batteries

Independence Power, Inc. (“Independence Power”), a Texas corporation, was incorporated under the laws of the State of Texas on October 22, 2025, for the purpose of acquiring all of the equity interests in Kyma Batteries, LLC, a Texas limited liability company (“Kyma Batteries”) from Independence Investors LLC, a Texas limited liability company (“Independence Investors”) in a transaction pursuant to which Kyma Batteries became a wholly-owned subsidiary of Independence Power effective November 1, 2025 (the “Kyma Acquisition”). Kyma Batteries was formed by Independence Investors on December 8, 2023 and commenced operations on January 1, 2024. Independence Investors is wholly-owned and controlled by David J. Durrett, a member of the Company’s Board of Directors (the “Board of Directors”).

As a result of the Kyma Acquisition, Independence Investors became the sole stockholder of Independence Power. Through Kyma Batteries, Independence Power’s primary business activity is the software and hardware development, implementation and installation of industrial battery management and monitoring systems for high voltage battery storage systems. Independence Power’s battery energy storage system (“BESS”) solution is targeted to be deployed at unconventional oil and gas operations, initially in the Permian Basin in western Texas and southeastern New Mexico and other key energy-producing regions in the United States, and ultimately around the world. Independence Investors is affiliated with Independence TX LLC, a Texas limited liability company (“Independence TX”), an oilfield services business with over 30 years of experience through its management team in mining, energy and related technologies, which is majority owned and controlled by David J. Durrett, who is also the sole member and manager of Independence Investors.

Recapitalization, Change of Control and Merger

On November 26, 2025, TriUnity entered into a binding letter agreement (the “Recapitalization Letter Agreement”) with Energizer Systems, LLC, a Texas limited liability company (“Energizer Systems”), which set forth the principal terms of a recapitalization and reorganization involving TriUnity in connection with the purchase of 3,800,000 pre-split shares (the “Control Block”) of TriUnity’s common stock, par value $0.0001 per share by Energizer Systems. Energizer Systems is a wholly-owned subsidiary of Independence Investors.

Under the Recapitalization Letter Agreement, among other things, TriUnity agreed to pursue an acquisition of Independence Power. Following the Merger, Independence Investors and Energizer Systems, collectively, beneficially own approximately 94.33% of the Company’s outstanding Common Stock, and the Company’s remaining stockholders immediately prior to the Merger own approximately 5.67 % of the Company’s outstanding Common Stock.

The purchase of the Control Block closed on November 26, 2025. As a result, Independence Investors, indirectly through Energizer Systems, acquired control of TriUnity on that date. Effective on December 2, 2025, Jervey Choon, the prior majority shareholder, resigned as the Chief Executive Officer, President, Secretary, Treasurer and sole Director of TriUnity, Todd Parkin was appointed as Chief Executive Officer and Scott Stephenson was appointed as Chairman, sole Director, President, Secretary, Chief Financial Officer, and Treasurer.

On December 30, 2025 (the “Closing Date”), the Company entered into and completed an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Merger Sub, Independence Power and Independence Investors, pursuant to which Merger Sub merged with and into Independence Power (the “Merger”). In connection with the Merger, (i) TriUnity amended and restated its Articles of Incorporation (the “A&R Charter”) to reclassify the issued and outstanding shares of TriUnity common stock into shares of Class A Common Stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and authorized the creation and issuance of a second class of common stock, the Class B Common Stock of the Company, par value $0.0001 per share (the “Class B Common Stock”). Upon completion of the Merger on the Closing Date, Independence Power became a wholly-owned subsidiary of the Company, which changed its name to Independence Power Holdings, Inc., the business conducted by Independence Power became the primary business of the Company and the Company moved its headquarters to Dallas, Texas.

At the effective time of the Merger, the shares of capital stock of Independence Power issued and outstanding immediately prior to the Merger were converted into the right to receive, in the aggregate, 224,000,000 shares of Class B Common Stock, such that, immediately following the Merger, Independence Investors, together with its wholly owned subsidiary Energizer Systems, collectively beneficially owned all of the outstanding Class B Common Stock and 26,600,000 shares of Class A Common Stock, representing approximately 94.33% of the outstanding Common Stock, and the Company’s other stockholders immediately prior to the Merger owned approximately 5.67% of the outstanding Common Stock, before giving effect to the exercise of any warrants. See “Item 1A. Risk Factors – Risks Related to Our Existing Shareholders – David J. Durrett, Independence Investors LLC and its affiliates may exercise substantial influence over us, and they may have interests that differ from those of our other stockholders.” Each share of Class B Common Stock can be converted to one fully paid and nonassessable share of Class A Common Stock at any time at the election of the holder of the Class B Common Stock.

Upon completion of the Merger on the Closing Date, Independence Power became a wholly-owned subsidiary of the Company, which changed its name to Independence Power Holdings, Inc., and the business conducted by Independence Power became the primary business of the Company.

Additionally, in connection with the Merger, the Board of Directors authorized a seven-for-one (7:1) forward stock split (the “Forward Split”) of the Company’s Class A Common Stock and Class B Common Stock, such that, at the effective time of the Forward Split, each one share of Class A Common Stock and Class B Common Stock issued and outstanding immediately prior to the Forward Split is to be reclassified and changed into seven (7) shares of Class A Common Stock and seven (7) shares of Class B Common Stock, respectively. Pursuant to the Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company filed on December 30, 2025, the Forward Split becomes effective upon approval by the Financial Industry Regulatory Authority (“FINRA”).

On January 30, 2026, the Company announced that the corporate action related to the Forward Split was approved by FINRA with a Daily List announcement date of January 30, 2026, and a payment date of February 4, 2026 for shareholders of record as of January 26, 2026.

Organizational Chart

The chart below illustrates our organizational and ownership structure as of March 27, 2026.

(1)

Independence Investors LLC holds 224,000,000 shares of Class B Common Stock, representing 100% of the issued and outstanding shares of Class B Common Stock and 84.32% of the total issued and outstanding shares of Common Stock.

(2)

Energizer Systems, LLC holds 26,600,000 shares of Class A Common Stock, representing 63.87% of the issued and outstanding shares of Class A Common Stock and 10.01% of the total issued and outstanding shares of Common Stock.

(3)

Other investors hold in the aggregate 15,050,000 shares of Class A Common Stock, representing 36.13% of the issued and outstanding shares of Class A Common Stock and 5.67% of the total issued and outstanding shares of Common Stock.

Recent Developments

Effective February 7, 2026, the Company completed the Forward Split of its Class A Common Stock and Class B Common Stock.

Effective March 1, 2026, the Company entered into a line of credit agreement with Independence Investors, its majority shareholder, that allows for advances up to $4 million at 4% interest, with all outstanding principal and unpaid interest due on April 30, 2027. See “Item 9B – Other Information” for more information.

In March 2026, the Company received a scheduled cash interest payment of approximately $1.7 million under the GridCore Note (as defined herein). See “Item 7. Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a description of the GridCore Note.

Effective March 27, 2026, the Company entered into an Administrative Services Agreement (the “ASA Agreement”) with Rincon II LLC (“Rincon”), a related party, whereby Rincon will provide administrative support services to the Company at $30,000 per month plus out-of-pocket expenses. The ASA Agreement can be terminated without penalty upon 30 days’ written notice.

Overview of Operations

The Company, through its wholly-owned subsidiary Independence Power, is an energy technology company focused on software-enabled control and management of BESS deployed at unconventional oil and gas facilities. The Company’s strategy is to support the electrification of compression stations and related upstream infrastructure by integrating BESS into existing power configurations that may include diesel-fueled generators, field gas-fired generators and, where available, utility grid interconnections. The Company’s initial geographic focus is the Permian Basin, located in western Texas and southeastern New Mexico, with potential deployment in other United States basins and selected international markets over time.

Microgrid Architecture, Gas Generation and System Characteristics

The Company designs, manufactures and integrates battery energy storage system components and services modular power systems that combine natural-gas and diesel generation with battery energy storage. These systems function as localized microgrids capable of operating independently of the local electricity grid.

A significant portion of the Company’s targeted deployment environments include oilfield compression stations and related facilities that rely on on-site gas-fired or diesel generation (“gensets”) to supply power for compression and auxiliary loads. In many upstream oil and gas operating environments, continuous compression is a critical operational function because it supports production flow and pressure-dependent lift methods (including gas lift and other artificial lift systems) and, in certain configurations, helps maintain operating conditions across multiple wells tied into a common facility. A loss of power at a compression station can therefore interrupt compression, impair the operator’s ability to maintain required operating parameters, and result in production downtime or other adverse operational effects at associated wellsites and connected infrastructure.

Gensets operating in harsh field conditions may experience unplanned outages, including overheating-related protective shutdowns. In certain instances, following a shutdown, an overheated genset may require an extended cool-down period (which the Company believes can be several hours and, in some circumstances, up to approximately nine hours) before it can be returned to service, during which time the compression station may be unable to provide required compression. The Company believes that a prolonged interruption of compression at such facilities can create material operational and economic exposure for operators. Individual wells may represent several million dollars of capital investment, and a single compression station may support production from multiple wells. As a result, a sustained power interruption at a compression station may expose an operator to potential economic loss that can be significant in the aggregate. The magnitude of such exposure is highly site-specific and depends on well characteristics, lift method, field configuration, operating practices, and the duration and timing of the outage, among other factors.

BESS, when deployed with an associated battery management system and controls, are intended to mitigate certain categories of outage risk by providing fast-response backup power and “ride-through” capability during genset interruptions, including during genset protective shutdowns and re-start periods, to support continuity of compression operations. In addition, the Company believes BESS can improve power quality at sites utilizing gensets by helping to dampen transient events and address voltage fluctuations and spikes that can be inherent in generator-based microgrids, thereby acting as a “shock absorber” to stabilize power delivery to sensitive loads.

Under the contemplated structure, centralized BESS rental yards in the customer’s service territory are used to maintain a fleet of units that can be deployed to compression stations and other field locations as needed. A unit may be connected at the yard for testing, charging or local service, then transported to a customer site for a defined rental or service period and subsequently returned to the yard for redeployment. Independence Power’s Software Platform (as defined below) is intended to provide continuous control, monitoring and metering across these movements. BESS are intended for continuous operation in remote environments characterized by high temperatures, dust exposure, and limited infrastructure. The physical footprint and modular nature of BESS allow deployments at customer sites without requiring transmission extensions or substation buildouts. These operational continuity and power-quality functions are designed to complement other commercial and operational benefits of BESS deployment.

In evaluating deployment environments and operating requirements for distributed power solutions, the Company also benefits from the operating background of Independence-affiliated personnel and service businesses. Independence affiliates have experience providing field services to upstream oil and gas operators and working in operating conditions where unplanned downtime and power interruptions can have material operational consequences. The Company believes this experience informs system design assumptions, operating procedures, and the prioritization of reliability and rapid-response capabilities in its deployment model.

There can be no assurance that BESS will prevent all outages, eliminate all pressure or compression-related risks, or avoid all operational losses. Realized performance depends on system sizing, integration architecture, controls configuration, maintenance, operator procedures, fuel availability, ambient conditions, and other factors, and the Company’s ability to deploy BESS at scale is subject to execution risk, customer adoption, and other risks described in Item 1A. “Risk Factors”.

Market Opportunity for Battery Electrification of Oil and Gas Operations in the Permian Basin Market and Nationally

The Company’s current business is principally focused on the Permian Basin, which is the largest oil-producing region in the United States. The BESS Rural Energy Cooperative LCA (the “Cooperative”), a customer of the Company, has developed its DBD Electron Express Master Plan (the “DBD Express Plan”), which plan highlighted that the Permian Basin alone produces more oil than any member of OPEC except Saudi Arabia and contributes a substantial portion of total U.S. crude production.

Despite this scale, the region remains structurally underserved by electrical infrastructure. According to the DBD Express Plan, approximately two-thirds of the region’s field operations rely on diesel-fueled generators for critical surface equipment such as compression, gas lift, and water handling systems. Further, the Yale Clean Energy Forum in February 2025 found that the region’s electrification deficit is significant, with only approximately one-third of sites connected to the grid. This mismatch between production scale and power availability represents a central part of the Company’s market opportunity.

Documented ERCOT Transmission Constraints

Each of the Electric Reliability Council of Texas (“ERCOT”), S&P Global Commodity Insights and the Yale Clean Energy Forum have concluded that West Texas transmission capacity has not kept pace with oilfield load growth. These materials describe a multi-year pattern of grid congestion, insufficient high-voltage transmission availability, and delays in connecting new industrial loads.

According to ERCOT load growth projections, electricity demand in the Permian Basin is expected to increase from approximately 3.4 gigawatts in 2022 to potentially more than 11.9 gigawatts by 2032, reflecting more than 300 percent growth over the decade. ERCOT further forecasts that total basin-wide load—including upstream, midstream, and ancillary industrial activities—could reach 26 gigawatts by 2038.

Hart Energy reported in 2024 an existing regional electricity shortfall estimated at between 8 and 13 gigawatts, depending on methodology. ERCOT and state regulators have announced long-term transmission expansion plans, but these plans have multi-year permitting and construction timelines. Hart Energy further reported that operators experience delays of 18 to 30 months for standard grid interconnection and, in some cases, an absence of feasible transmission extensions due to terrain, cost, or land-access limitations. These constraints have led many operators to continue relying on diesel generation to support critical field operations.

Dependence on Diesel Generation

Dependence on diesel is both an economic inefficiency and an operational vulnerability.

Diesel remains the default power source for a substantial share of upstream activity in the Permian Basin, however, diesel is not only costly and logistically intensive, but also prone to operational interruptions tied to fuel delivery, engine maintenance, and equipment failure. For example, RBN Energy estimates that the average drilling rig in the Permian Basin consumes approximately 50 barrels of diesel per day, equivalent to over 750,000 gallons per year. At Gulf Coast pricing as of December 2025 of $2.44 to $3.05 per gallon, this translates to annual fuel costs ranging from $1.83 million to $2.29 million per rig.

Diesel generators at drilling and production sites may consume fuel volumes that produce meaningful cost exposure and volatility. Research published by the University of New Mexico in 2023 identifies diesel combustion as a contributor to regional particulate emissions and associated public health impacts.

Use of Byproduct Natural Gas

The Company’s business model incorporates the use of natural gas produced as a byproduct of oil extraction. The Permian Basin produces large quantities of associated gas, much of which must be curtailed or flared during periods of pipeline constraint or price weakness.

Where permitted by contract and operationally feasible, oil and gas operations’ generation units are engineered to consume this byproduct gas as fuel. The Company believes this approach may reduce dependence on delivered diesel, mitigate exposure to pipeline disruptions, and allow operators to utilize gas that may otherwise be unused or flared. The Company’s BESS software solutions facilitate the optimization of site energy usage by allowing for timely and efficient transition between natural gas byproduct and battery-stored energy solutions.

Permian Electrification Deficit and Addressable Market

The Permian Basin’s electrification deficit is a structural condition which Independence Power expects to persist for years, notwithstanding planned ERCOT upgrades. S&P Global Commodity Insights estimates that only one-third of sites have grid access and that demand growth may outpace transmission expansion through the next decade.

Electrification needs extend beyond artificial lift to include compression, water recycling, sand handling, midstream pumping, and emerging digital infrastructure. These factors inform the Company’s view of its multi-year growth opportunity in the region. The Company views the documented 8–13 gigawatt regional shortfall, combined with continued reliance on diesel generation, as indicative of a substantial addressable market for behind-the-meter power solutions.

Operating Strategy and Future Expansion

The Company will continue development, testing, and commercial deployment of its proprietary software platform across the BESS Fleet throughout 2026, with the objective of full commercial deployment across the fleet by year-end. The Company also regularly conducts research and development and field testing to identify additional opportunities to deploy its electrification processes across oilfield operations.

The Company intends to grow its Power-as-a-Service (“PaaS”) platform by entering into long-term service agreements with upstream operators requiring continuous onsite power. The Company regularly engages with prospective and existing customers in deployment assessments for various oilfield services applications, including electronic submersible pumps (ESPs), compression stations, wellheads, and other electrification applications, and intends to continue doing so on an ongoing basis throughout 2026 and beyond.

Future expansion will depend on the Company’s ability to procure and deploy equipment, secure access to operational sites, demonstrate performance under field conditions, and maintain access to natural gas supplies suitable for use as fuel. The Company may also expand into other domestic basins with similar transmission limitations and diesel reliance, such as the Utica and other shale basins.

Execution of the Company’s strategy will depend on customer demand, capital availability, regulatory conditions, availability of federal, state and local incentives, including investment tax credits, and competitive dynamics among providers of onsite power systems.

Operating Structure

The Company is organized around an “unbundled” operating structure that separates (i) ownership and financing of BESS equipment, (ii) field-level rental and operations and (iii) the software and control layer.

Asset ownership and financing. BESS equipment and related infrastructure are owned and financed by the Cooperative and other infrastructure-focused vehicles, which purchase the equipment and monetize any associated federal investment tax credits and depreciation. The Company does not acquire ownership or provide financing for BESS equipment.

Centralized rental yards and field operations. BESS units are intended to be aggregated and maintained at centralized BESS rental yards located at or near key hubs in the Cooperative’s service territory. These yards function as staging points where BESS units are stored, connected to local infrastructure as needed and made available for dispatch to individual field sites on a rental or service basis. The yards are expected to be operated by the Company or other oilfield service entities that manage transport, installation, retrieval, routine maintenance and on-site customer interface.

Software and System Management Services. Independence Power also provides the supervisory Software Platform (as defined below) and control logic that govern operation of the BESS units, both while they are installed at centralized rental yards and when they are deployed to compression stations or other field locations.

BESS units remain part of a pooled fleet at the rental yards and are scheduled into service at specific customer sites as load, infrastructure readiness and commercial arrangements permit. Independence Power’s software is intended to remain active across the full life cycle of each unit—at the yard, in transit and in the field—so that operation, telemetry and billing remain consistent regardless of where the unit is physically located.

Independence Power expects to generate revenue primarily from software license and subscription fees and related services associated with use of its Software Platform on deployed units and, where applicable, from fees tied to measured performance outcomes. The model is intended to allow the Company to focus on software and data, while capital-intensive equipment ownership and field operations are borne by parties whose business models and balance sheets are suited to those functions.

Products and Services

Operational Status and Placed-in-Service Certification

The Company has recently installed a battery software management system on a fleet of 101 BESS units representing approximately 241 megawatts of nameplate capacity and approximately $216.9 million in aggregate equipment value (the “BESS Fleet”) acquired by the Cooperative from GridCore Infrastructure, LLC (“GridCore”). The Company delivered its battery software management system installation services pursuant to a Master Supply and Services Agreement with GridCore (the “GridCore Agreement”). GridCore in turn delivered the entire system to the Cooperative, as end-user. Based on an independently executed Battery Energy Storage System Placed-in-Service Certificate dated October 26, 2025, and a related Technical Addendum thereto, each executed by a licensed professional engineer in the State of Texas following on-site inspection and testing, the fleet of battery systems was determined to be fully installed, energized, and ready for its intended operational use as of September 26, 2025.

As documented in such certification materials, the BESS Fleet is staged at a central distribution and deployment site located at the Z&T Ranch facility in Loving County, Texas and operates as part of a mobile equipment rental fleet supporting frac sand and oil and gas compression operations in the Permian Basin. The certification and addendum confirm that the systems were inspected, tested, and energized, and that they were capable of performing their intended energy storage and power delivery functions at the time of placement in service.

The Cooperative, through its wholly-owned affiliate, DBD Express I, LLC (“DBD Express”), is the owner of the BESS Fleet.

Program Management Engagement Related to PaaS Activities

The Company, through Kyma Batteries or its assignee, has recently entered into an asset management agreement (the “Asset Management Agreement”) with the Cooperative and DBD Express (the “Cooperative Parties”), effective October 1, 2025, pursuant to which Independence Power serves as the fleet operator for the BESS Fleet, responsible for the full lifecycle management of the deployed assets, including: fleet-wide daily operations, maintenance, and performance monitoring; quarterly fleet utilization analysis with geographic deployment optimization and demand assessment; origination and negotiation of end-user placement agreements to maximize fleet revenue and utilization rates; fleet logistics coordination including deployment scheduling and energy delivery from units in the field; management of all permitting, governmental authorizations, and regulatory compliance across the fleet footprint; centralized fleet accounting, bookkeeping, receivables management, and tax record maintenance in accordance with GAAP; fleet insurance procurement and maintenance; end-user customer support and service-level management; Investment Tax Credit (“ITC”) eligibility documentation and audit coordination for the fleet; and comprehensive operational record-keeping across all fleet assets — all performed in accordance with applicable law and to the standard of a reasonably prudent fleet manager operating battery storage assets at scale. Under the Asset Management Agreement, the Cooperative Parties are obligated to pay to Independence Power an amount calculated as a percentage, to be agreed per the terms of the Asset Management Agreement, of the aggregate gross rental fees that the Cooperative Parties actually receive under all rental agreements with end customers, subject to an aggregate maximum amount. Such fee shall not be less than $5,000 per month per BESS unit (initially, 101 units, with three in reserve). If the parties cannot agree on the percentage and maximum amount of the fee, such terms will be determined by binding arbitration. The initial term of the Asset Management Agreement is five years, which automatically renews for successive five year terms unless a written non-renewal notice is delivered at least 90 days before the last day of the current term. Additionally, the Cooperative Parties may terminate the Asset Management Agreement at any time with 60 days’ written notice, paying a termination fee of 50% of the monthly fee per BESS unit for the remaining term.

Independence Power’s responsibilities include coordinating site readiness, installation sequencing, commissioning and ongoing operational monitoring of the BESS Fleet. Independence Power performs these services solely in the capacity of an independent contractor. Consistent with its asset-light PaaS strategy, Independence Power does not hold, acquire or finance any ownership interest in the BESS equipment utilized in the BESS Fleet, nor does Independence Power have any obligations with respect to the procurement, manufacture, modification or financing of such equipment.

Software Licensing Arrangement in Support of PaaS Operations

In furtherance of its PaaS offering, Independence Power has granted GridCore a non-exclusive, non-transferable worldwide license to use certain proprietary battery-management, telemetry and microgrid-control software developed by Independence Power (the “Software Platform”) designed for use with BESS units staged at centralized rental yards and deployed in oilfield environments. The Software Platform provides embedded control logic and diagnostics functionality used in the operation of the BESS Fleet.

The licensing arrangement forms part of Independence Power’s asset-light service model and does not convey any ownership interest in the Software Platform or other intellectual property. Independence Power retains all right, title and interest in and to the Software Platform and may modify, enhance or license the software for additional commercial uses at its discretion.

The Software Platform functions as the supervisory control layer for an entire site and is designed to operate across batteries, inverters and site equipment from multiple manufacturers. Key functions include:

•	issuing commands governing charge and discharge behavior and coordinating transitions among grid-connected, hybrid and islanded modes;

•	enforcing operating limits and safety parameters;

•	acquiring and standardizing operating data for real-time monitoring, diagnostics and predictive maintenance; and

•	measuring energy flows and other operating parameters to support calculation of customer charges, including in structures that incorporate shared-savings or performance-based fee components.

The Software Platform is intended to be hardware-agnostic and configurable for different site conditions, allowing multi-vendor BESS fleets to be integrated into a common control environment without redesign.

Relationships with Independence TX and the Cooperative

Independence Power is affiliated with Independence TX, an oilfield services business that operates surface sand mines that service a large number of wellhead locations under long-term arrangements with exploration and production companies. Independence TX is majority owned and controlled by David J. Durrett, who is also the sole member and manager of Independence Investors (the controlling stockholder of the Company). Independence TX and other affiliates provide the physical and operational context in which centralized BESS rental yards and associated spoke deployments are expected to occur.

The Cooperative is an independent separate legal entity organized in April 2025 as a rural electric cooperative. It is responsible for owning and leasing BESS equipment to its patron-members, qualifying for and monetizing investment tax credits and receiving any refundable direct-pay credits under applicable tax provisions. The Cooperative does not operate, dispatch or market power; those functions are expected to be performed by Independence Power pursuant to the Asset Management Agreement and other patron-member operators under separate agreements, with Independence Power also supplying the software and control layer.

Key Agreements and Initial Deployment Fleet

As part of the initial commercialization, the Cooperative, through its wholly-owned subsidiary DBD Express, acquired the BESS Fleet from GridCore for approximately $216.9 million. The units have been staged at the Z&T Ranch facility in Loving County, Texas and operate as part of a mobile equipment rental fleet supporting frac sand and oil and gas compression operations in the Permian Basin, to be deployed to individual sites on a programmatic basis. GridCore previously engaged Kyma Batteries to perform modification services, including integration of the embedded operating system and control logic, which are expected to be operated and further developed by the Company. We refer to the installation of the Software Platform on the BESS Fleet as the “GridCore Installation Project.” The Company delivered the Software Platform installation on the GridCore Installation Project pursuant to the GridCore Agreement, and GridCore in turn delivered the entire system to the Cooperative, as end-user. The Company does not own BESS equipment. Instead, capital investment in BESS is expected to be undertaken by the Cooperative and other asset owners serviced by the Company.

DBD Express and the Cooperative have entered into the Asset Management Agreement with Independence Power for deployment and operational management of the BESS Fleet. The Company expects that the Software Platform, including the embedded operating system and related control capabilities, will be utilized in connection with operation of the BESS Fleet at the rental yards and at field sites.

Stage of Development

The Company is in the process of commercializing the Software Platform and implementing the arrangements described above. Current activities include continued software development and testing, integration with the BESS Fleet, configuration of the Software Platform for use at centralized BESS rental yards and field sites, negotiation and implementation of framework agreements and planning for initial and follow-on deployment programs.

The Cooperative, through its wholly-owned subsidiary DBD Express, acquired the BESS Fleet with an aggregate nameplate capacity of approximately 241 megawatts for deployment in the Permian Basin and other areas within the Cooperative’s service territory. Although the Cooperative and its subsidiary are not affiliates or subsidiaries of the Company, the Company’s Software Platform is installed on the BESS Fleet, and the Company expects the Software Platform to be used in connection with the operation of these units at centralized battery rental yards and field sites pursuant to existing and prospective commercial arrangements.

Accordingly, the Company expects that the BESS Fleet will represent a significant source of potential software and related services activity for Independence Power in the near term. The ultimate scale, timing and financial impact of this activity will depend on a number of factors, including completion of deployment schedules by the Cooperative and its operators, utilization of the fleet by Cooperative patron-members and other customers, performance of the equipment in field conditions and the Company’s ability to finalize and perform under related commercial arrangements. The Cooperative’s assets and activities are not consolidated with those of the Company.

Competition

We operate in the highly competitive energy storage and service sector, which is continuing to rapidly evolve and expand in response to regulatory requirements for carbon emissions, technological advances, decreases in battery costs and shifting consumer demand. Our Software Platform has been designed to enable the BESS Fleet to meet the unique, underserved needs of the Permian Basin, poised to convert diesel-reliance into dispatchable electric infrastructure. We believe we are a first-mover with structural advantages in the energy storage market of the Permian Basin and subsequent oil well locations, but we expect the Permian Basin energy services market to become increasingly competitive as awareness of the electrification imperative increases and new participants enter this market. We believe the principal competitive factors in the energy storage and service market include, but are not limited to:

•	safety, reliability and quality;

•	price of energy storage solutions, services and digital application offerings;

•	product performance and uptime;

•	historical track record and references for customer satisfaction;

•	experience in proving bankability for multiple stakeholders;

•	technological expertise and innovation;

•	ability to take advantage of certain government initiatives and tax credits, including those under the Inflation Reduction Act of 2022 (the “IRA”) and the One Big Beautiful Bill Act (the “OBBBA”);

•	comprehensive solution from a single provider;

•	upfront and ongoing costs of software and services;

•	ease of integration and clarity of value proposition;

•	cybersecurity components of energy storage solutions and components; and

•	seamless hardware, software and service offerings.

We believe that we have competitive advantages over our competitors, such as technological differentiation (through our patented Software Platform), a capital light business (separating technology from asset ownership) and execution credibility (backed by the 30-year operational track record of the management of Independence Investors, our controlling stockholder). However, many of our existing and potential competitors have greater financial, marketing, sales, distribution, manufacturing and technological resources than we do. We primarily compete with companies engaged in developing software to monitor and manage energy storage consumption, such as Solaris Energy Infrastructure, Crusoe Energy Systems, Liberty Energy, Atlas Energy Solutions, ProPetro and ProFrac. Many of these providers have longer operating histories, access to and influence with governmental bodies, and significantly more capital resources than we do. We may be unable to compete effectively against our competitors, either because they have greater resources or name recognition than we do, because their products and services are superior or more cost efficient than ours, or because they make technical advances to which we are unable to respond.

Intellectual Property

The success of our business depends, in part, on our ability to maintain and protect our proprietary technology and intellectual property. We rely on a combination of patent, trademark, copyright, unfair competition, and trade secret laws, as well as confidentiality procedures and contractual restrictions with our employees, contractors and third parties, to establish, maintain, and protect our proprietary rights.

As of December 31, 2025, we had one issued patent and 11 patent applications pending in the U.S. Outside the U.S., we have no issued patents and two patent applications pending in other countries throughout the world. We have one Patent Cooperation Treaty patent application pending. Our issued patent is expected to expire in 2045.

Furthermore, during onboarding, employees agree to assign all the inventions, designs, and technologies they develop during the course of employment with us, to the Company. From time to time, we may enter into research and development agreements with our related parties, pursuant to which we may collaborate on evaluating and developing energy storage solutions.

Government Regulation

Our business is subject to laws and regulations at the federal, state, regional, local, and, if we expand our business outside the United States, international levels, including government policies, regulations, legislation, and programs that encourage adoption of energy storage solutions across different markets through a variety of methods, including by providing financial support and incentives, facilitating grid integration, supporting research and development, and establishing favorable regulatory regimes.

While the current U.S. presidential administration has announced plans to roll back regulations addressing climate change, such efforts may spur stronger actions from other actors, including some state and local policymakers. Legislation and regulations with more stringent limitations on greenhouse gas emissions may potentially increase the demand for energy storage solutions and related services. However, to the extent that any existing government incentives are modified, reduced, eliminated, or are permitted to expire or there is the potential of such modifications, reductions, eliminations or expirations, or there is determination of inapplicability of such government incentives or regulations relating to or mandating or encouraging use of renewable energy and/or energy storage, there may in future be adverse effects on customer demand and our business. Changes in tax laws, trade policies, and government regulation relating to or encouraging use of energy storage could negatively impact our business operations and financial performance.

We are also subject to a range of complex laws and regulations, including those related to anti-bribery and corruption, antitrust and competition, and data privacy and security. We are also subject to various federal, state, local, and international laws and regulations relating to the protection of the environment and occupational health and safety and are subject to government policies or laws intended to protect human rights. For example, we are subject to the requirements of the federal Occupational Safety and Health Act, as amended, and comparable U.S. state laws that protect and regulate employee health and safety as well as comparable international laws that aim to protect and regulate employee health and safety. Changes in or adoption of domestic policies and policy initiatives, legislation and regulations on a federal, state, and local level as well as changes in or adoption of policies and policy initiatives, regulations and legislation in foreign jurisdictions in which we operate may pose risks or provide opportunities for the Company’s business that may impact our future operations and financial condition.

For more information about the potential risks of adoption or changes to such policies, government incentives, legislation and regulations, see Item 1A. “Risk Factors.” Certain energy storage-related legislation, policies, regulations, and guidelines that have impacted and may in the future impact our business are set forth below. Additionally, some of the key environment and environmental protection related legislation, policies, regulations, and guidelines that have impacted and may in the future impact our customers are set forth below.

IRA and OBBBA

The U.S. Congress is continuously reviewing and passing various proposals, incentives, regulations, and legislation that may support the energy storage industry, including in the form of tax credits and incentives that are important to our customers and enable them to invest in assets that create demand for our services. In August 2022, the United States passed the IRA, which included incentives that supported the adoption of energy storage solutions, including a new “technology neutral” Internal Revenue Code Section 48E ITC and Section 45Y production tax credit (the “PTC”) and changes to the previous Section 48 non-“technology neutral” investment tax credit and Section 45 production tax credit. On July 4, 2025, the OBBBA was signed into law, which modified certain provisions of the IRA, including those related to energy storage. The OBBBA continues to support energy storage in the United States, as the bill includes long-term continued availability of the ITC for energy storage projects. Certain tax credits, notably including the ITC for energy storage, will begin to phase down for projects that start construction (in accordance with Internal Revenue Services (“IRS”) guidance) in 2033. The prevailing wage and apprenticeship requirements enacted under the IRA continue to apply under the OBBBA for the project owner to receive the full ITC value, and the credit value can be further increased if the project owner also qualifies for a domestic content bonus credit and energy communities bonus credit. The OBBBA amended the provisions of the domestic content bonus credit for the ITC such that the project owner now must achieve higher minimum domestic content percentage thresholds.

The deployment of the BESS Fleet equipped with our Software Platform has been specifically designed as a unified project qualifying under the placed-in-service timing requirements and other eligibility criteria for the § 48E investment tax credit, and to convert § 6417 refundable credits into capital-efficient infrastructure, without reliance on tax equity syndication or private fund intermediaries. Because the Cooperative is not a service provider or power operator, its role is limited to equipment ownership, leasing, and tax credit monetization, which preserves the Cooperative’s § 501(c)(12) and § 6417 status, while enabling full operational execution by the Company.

In addition, the OBBBA amended the ITC establishing Prohibited Foreign Entity (“PFE”) restrictions. The new PFE restrictions apply to virtually all key tax credits under the IRA and come in two forms: (i) for tax years beginning after July 4, 2025, the taxpayer taking the ITC tax credit cannot be a PFE and (ii) for ITC projects that start construction in 2026 and after, the ITC eligible project must source a certain percentage of material from non-PFEs, and the percentage of material from non-PFEs increase annually over time. The OBBBA includes substantive details regarding PFE restriction compliance requirements and requires U.S. Department of Treasury to issue implementation regulations by December 31, 2026. We believe our customers are well positioned to benefit from the ITC provisions (including the revised domestic content bonus credit thresholds).

Recent U.S. Tariffs and Trade Policies

The recent tariff policy changes and continued uncertainty relating to U.S. trade policy and the corresponding response from other foreign countries have impacted and may in the future impact the energy storage market, demand for our energy storage solutions by customers, our business, and results of operations as well as those of our customers, our contract manufacturers, and suppliers. The Company has potential exposure from the imposition of these new tariffs and from the tariff uncertainty in the global markets, as our customers may import components from overseas, including battery cells from China, into the United States for customers and projects in the United States. We may see impacts to customer contracting activity if there continues to be uncertainty relating to tariffs. This impact to customer contracting behavior from the uncertain trade environment has impacted and may in the future impact our revenue, business, operating metrics, and results of operations. In addition, currently there are ongoing investigations into certain additional tariffs on specific imports and trade practices that may result in tariffs and/or more restrictive trade duties and restrictions on components for our energy storage solutions that our customers may import into the U.S. from overseas.

U.S. Federal Energy Regulatory Commission (“FERC”)

The U.S. Federal Energy Regulatory Commission has taken several steps to help to enable the participation of energy storage in wholesale energy markets over the last decade. For example, in February 2018, FERC issued Order 841 directing regional transmission operators and independent system operators to remove barriers to the participation of storage in wholesale electricity markets and to establish rules to help ensure storage resources are compensated for the services they provide. In September 2020, FERC issued Order 2222 opening U.S. wholesale energy markets to aggregations of distributed energy resources, “behind the meter” batteries, and electric vehicles. In July 2023, FERC issued Order 2023, which was intended to speed up the process of connecting new energy projects to the grid due to the backlog of more than 10,000 energy projects awaiting interconnection in the United States at the time. Order 2023 includes more stringent deadlines and has adjusted processes that had previously created barriers to battery projects obtaining interconnection and improves interconnection procedures with elements such as more accurate operational modeling of energy storage in interconnection studies. In May 2024, FERC issued Order 1920, which required transmission operators to conduct and periodically update long-term transmission planning over a 20-year time horizon to anticipate future needs. It also provided for cost-effective expansion of transmission that is being replaced, when needed, known as “right-sizing” transmission facilities. Order 1920 was adopted to promote the more efficient and cost-effective integration of new renewable generation and battery energy storage resources and help meet the needs of a rapidly evolving grid.

More recently, FERC, at the direction of the U.S. Department of Energy (“DOE”) via a Section 403 Directive, opened a preliminary rulemaking proceeding to assert jurisdiction over the interconnection of large electrical loads to the US bulk electrical transmission system and establish standardized interconnection procedures for those loads. A final rulemaking action is scheduled for April 30, 2026, with initial comments due November 21 and reply comments due December 5. Energy storage products and solutions require interconnection agreements from the applicable authorities having jurisdiction to operate. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals regarding grid interconnection are typically required once interconnection agreements are signed.

U.S. State and Regional Policies

U.S. states and regional transmission service operators (“TSOs”) have various policies designed to support and accelerate adoption of clean and/or reliable renewable energy and battery storage technologies. One or more of the following policies exist within nearly every U.S. state as well as many regional TSOs: utility and/or TSO related capacity, ancillary services, or power purchase agreement procurement requirements or associated tariffs and wholesale market structures that spur project deployment, incentives for project deployment (e.g. tax credits, grants), and policies to streamline project permitting. These policies are driving and accelerating the growth of the utility-scale battery energy storage market across the U.S., although we cannot guarantee when and if we will realize the anticipated benefits of these policies. Although we are not regulated as a utility, federal, state, and local government statutes and regulations concerning electricity heavily influence the market for our energy storage solutions and services. These statutes and regulations, which are continuously modified, often relate to electricity pricing, net metering, incentives, taxation, competition with utilities, and the interconnection of customer-owned electricity generation.

Governments, often acting through state utility or public service commissions, also change and adopt different rates and rate tariff structures for industrial, commercial and residential customers on a regular basis. These changes can have a positive or negative impact on our ability to deliver cost savings to customers for the purchase of electricity.

Permits and Approvals

To install, commission, and operate energy storage products and solutions on our platform, we, our customers, or our partners, as may be applicable, are required to obtain and maintain applicable permits and approvals from the relevant governmental or regulatory authorities having jurisdiction for the delivery and installation of energy storage products and solutions and to commission and interconnect the products with the local electrical utility and grid. We may not be able to predict whether or when all permits and approvals required for a given customer’s project will be granted or whether the conditions associated with the permits and approvals will be achievable. Furthermore, unforeseen delays in the permitting applications and the permitting process may in the future delay the timing of fulfilling our energy storage contracts thereby adversely affecting our revenue and operating results.

Environmental and Occupational Health and Safety Regulations Impacting Our Customers

Our customers may be required to undertake difficult and costly actions to comply with federal, tribal, state and local laws and regulations governing occupational health and safety, the discharge of materials into the environment and environmental protection, which could include the incurrence of potentially significant capital or operating expenditures to mitigate or prevent releases of materials from customer locations where we provide products and services. These laws and regulations may also, among other things, require the acquisition of permits to conduct regulated activities; restrict the types, quantities and concentration of various substances that can be released into the environment; require remedial measures to mitigate pollution from former and ongoing operations; impose specific safety and health criteria addressing worker protection; and impose substantial liabilities for pollution resulting from operations and support services.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment or public health and our customers may be required to make significant, unanticipated capital and operating expenditures. Examples of regulatory initiatives to which our customers are subject to include regulation of hydraulic fracturing, induced seismicity, national ambient air quality standards, and climate change.

Further, as part of the services we provide, we engage third parties that operate as motor carriers and therefore, are subject to regulation by the Department of Transportation and analogous state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, equipment testing, driver requirements and specifications, and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, including increased costs, such as changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations.

Employees

As of December 31, 2025, we had five full-time employees. None of our employees are represented by a labor union. We primarily rely upon an administrative services agreement with IPAS Asset Management, LLC (“IPAS Asset Management), effective as of January 5, 2026 (the “Administrative Services Agreement”) for the performance of administrative services, see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Certain Business Relationships” for a description of the Administrative Services Agreement.

We believe we maintain good relations with our employees.

ITEM 1A. RISK FACTORS

The risk factors set forth below are those the Company currently considers material with respect to its operations, prospects, and capital structure. They are not comprehensive, and there may be additional risks, uncertainties, and events that the Company does not currently anticipate or consider material.

An investment in our Class A Common Stock is highly speculative and involves an extremely high risk of loss. The Company has limited liquidity, minimal operating history, and significant uncertainties regarding its future operations and financial performance. As a result, an investment in our Class A Common Stock could result in the complete loss of an investor’s entire investment. Prospective investors should be prepared to bear the economic risk of such a loss. Only persons who can afford to lose their entire investment should consider investing in the Company. There can be no assurance that any investment in the Company will produce a return, and the risk of total loss is substantial.

Risk Factors Summary

The following summary of risk factors should be carefully considered. These are not the only risks we face. Additional risks that are unknown or currently considered less significant may also affect our business or financial results. If any of these risks occur, our business, financial condition, results of operations, or stock price could be materially and adversely affected. For further details, please see the full discussion of risk factors below.

•	We are an early-stage company with an unproven business strategy and may never be able to fully implement our business plan or achieve profitability;

•	Our limited operating history makes it difficult to forecast revenues and plan operating expenses accurately;

•	We recognized a substantial amount of revenue on the GridCore Installation Project, most of it in the form of the GridCore Note, but we expect our revenues in the future to be primarily related to servicing BESS, and there can be no assurance that we will be able to enter into similar installation contracts in the future;

•	We expect to generate revenue in the future primarily related to servicing BESS and we have only one active servicing contract;

•	We may not receive payments under the GridCore Note;

•	We may not be able to fully realize the value of the collateral securing the GridCore Note;

•	We are a holding company with no operations and will depend on distributions from our operating subsidiary to provide us with the funds necessary to meet our financial obligations;

•	We will require additional funds in the future to achieve our current business strategy, and our inability to obtain funding may cause our business to fail;

•	Technical issues with the Software Platform could disrupt our operations;

•	Our energy storage products and solutions, which are complex, could contain defects, or may not operate at expected performance levels, which may cause us to incur warranty expenses beyond current estimates and could adversely affect our business and results of operations;

•	Our customer relationships, business, financial results, and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation, maintenance, and shutdowns of our energy storage solutions;

•	Substantially all of Independence Power’s revenue to date was derived in the three months ended September 30, 2025 pursuant to a single contract related to the installation of a battery software management system for the GridCore Installation Basin Project, and there can be no assurance that we will be successful in winning new customers for similar installation projects in the future;

19

•

Our ability to generate service revenue is dependent on our ability to establish and maintain a customer base that will generate a recurring stream of revenues. If that recurring stream of revenues does not increase as expected, our operating results will be adversely affected;

•	We operate in a highly competitive industry, and our inability to compete effectively could materially affect our business;

•	Our business and customer demand for our offerings depends in large part on government incentives and/or regulations relating to the use of renewable energy and/or energy storage;

•

Maintaining and enhancing our reputation and brand recognition is critical in a competitive energy storage market. If we are not able to maintain and strengthen our reputation and brand recognition, our business and results of operations may be harmed;

•	Our future success depends on our ability to execute key elements of our business plan;

•	Our anticipated growth may strain our limited resources;

•	Our business depends heavily on the continued service of our Chief Executive Officer and Chief Financial Officer, and the loss of their leadership could harm our operations;

•

Our business depends on our ability to implement improvements to and properly maintain and protect the continuous operation and data integrity of our technology infrastructure, data and other business systems and the inability to do so may have a material adverse effect on our reputation and harm our business prospects, financial conditions, and operating results;

•

Compromises, interruptions, and shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations;

•

Because we have no current plans to pay regular cash dividends on our Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A Common Stock for a price greater than that which you paid for it;

•	The dual class structure of our Common Stock may adversely affect the trading market for our Class A Common Stock;

•

You may be diluted by future issuances of additional Class A Common Stock or Class B Common Stock; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price;

•	There is a limited market for our common shares, which may make it difficult for you to sell your stock;

•	David J. Durrett, Independence Investors LLC and its affiliates may exercise substantial influence over us, and they may have interests that differ from those of our other shareholders;

•	Certain of our officers and Directors may have actual or potential conflicts of interest because of their positions with Independence Investors;

•	Case law in Nevada may be less likely to provide guidance for specific fact scenarios than in Delaware;

•

We may be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act;

•

We may not be able to meet the internal control reporting requirements imposed by the SEC, and any such failure could result in a possible decline in the price of our common stock and our inability to obtain future financing;

Risks Related to Our Business

We are an early-stage company with an unproven business strategy and may never be able to fully implement our business plan or achieve profitability.

We did not generate any material amount of revenue under the prior TriUnity Business model. In connection with the acquisition of Independence Power, we are implementing our new business plan related to software-enabled control and management of battery energy storage systems deployed at unconventional oil and gas facilities. Our new business plan is at an early stage of operational development and is subject to numerous risks and uncertainties, including those described herein. We anticipate that full implementation of our new business plan could take many years, and success is dependent on many factors beyond our control. Our ability to continue as a going concern depends on our ability to establish commercially viable operations and achieve sustained profitability. There can be no assurance that we will be able to execute our business strategy as planned, successfully develop our business, raise additional capital, consistently generate revenue or that our business model will prove viable. The failure to address the risks and uncertainties to which our business is subject successfully or promptly could have a material adverse effect on our future operating results and financial condition.

Our limited operating history makes it difficult to forecast revenues and plan operating expenses accurately.

To date, the Independence Power business that we acquired in December 2025 has produced revenue only pursuant to the GridCore Installation Project, which was placed into service and generated $97.2 million of revenue for Independence Power in the year ended December 31, 2025. Of that amount, $86.6 million was received in the form of a two year secured promissory note due September 2027 issued by GridCore, with four equal quarterly principal payments beginning in December 2026 (the “GridCore Note”). See “Item 7. Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a description of the GridCore Note.

Because we have a limited history of operations, we may be unable to forecast future revenues and expenses with accuracy. Any misalignment between anticipated and actual performance could result in unexpected losses and cash flow shortages, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

We recognized a substantial amount of revenue on the GridCore Installation Project, most of it in the form of the GridCore Note, but we expect our revenues in the future to be primarily related to servicing BESS, and there can be no assurance that we will be able to enter into similar installation contracts in the future.

Although we recognized revenue in the year ended December 31, 2025, related to the GridCore Installation Project, most of it in the form of the GridCore Note, there is no assurance that we will be able to enter into similar installation contracts in the future. Instead, we expect our revenues in the future to be primarily related to servicing BESS, and we have only one active servicing agreement, with the Cooperative, as of the date of this Annual Report. See “We expect to generate revenue in the future primarily related to servicing BESS, and to date we have entered into only one such service contract,” “We may not receive any payments under the GridCore Note” and “We may not be able to fully realize the value of the collateral securing the GridCore Note” below.

We expect to generate revenue in the future primarily related to servicing BESS and we have only one active servicing contract.

We expect future revenue generation to be primarily related to and dependent upon servicing BESS upon which our Software Platform is installed. As of the date of this Annual Report, we have only one active servicing contract, the Asset Management Agreement. Our ability to generate revenue in addition to the Asset Management Agreement is depending on our ability to attract new customers, see “—We operate in a highly competitive industry, and our inability to compete effectively could materially affect our business,” “—Our limited capital resources may restrict our marketing efforts and ability to attract customers” and “—Our future success depends on our ability to execute key elements of our business plan.” If we are unable to attract enough customers to generate sufficient additional revenue, we may be forced to reduce or suspend operations, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

We expect to be reliant on the Asset Management Agreement for a substantial portion of our revenue in 2026 and potentially future financial periods. Our ability to successfully perform this contract and to achieve the revenues associated with such performance is subject to a number of risks and uncertainties, including those summarized in these Risk Factors. If the Cooperative is unable to fund and maintain its operations, or we are unable to successfully service the BESS Fleet, or the Asset Management Agreement is terminated for any reason, our financial condition and results of operations in future periods would be materially adversely affected.

We may not receive payments under the GridCore Note

In connection with completion of the installation of the battery software management system on the GridCore Installation Project, we have received the GridCore Note in an aggregate initial principal amount of $86.6 million. Pursuant to the terms of the GridCore Security Agreement (as defined herein), the GridCore Note is secured by a range of collateral, including by a separate promissory note payable by DBD Express to GridCore in the principal amount of $193.42 million (the “DBD Express Note”), and by the related Cooperative Guarantee (as defined herein). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a description of the GridCore Note, the GridCore Security Agreement, the DBD Express Note and the related Cooperative Guarantee and the other collateral securing the respective notes.

Our ability to receive payment on the GridCore Note is subject to the financial condition and results of operations of GridCore, which in turn may depend in part on the financial condition and results of operations of DBD Express and the Cooperative and their ability to make payments on the DBD Express Note and related Cooperative Guarantee, respectively. To the extent that the business, financial condition and results of operations of either GridCore, DBD Express or the Cooperative are adversely affected, their ability to service the GridCore Note, the DBD Express Note or the Cooperative Guarantee, as the case may be, or to repay or refinance such obligations, could be materially and adversely affected. As a result, our ability to receive payments on the GridCore Note is dependent on such factors, and we may not receive timely payments or be paid the amounts due under the GridCore Note at all. Any failure by GridCore, DBD Express or the Cooperative to make timely and full payments in respect of their respective notes could have a material adverse effect on our cash flows, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

In March 2026, the Company received a scheduled cash interest payment of approximately $1.7 million under the GridCore Note.

We may not be able to fully realize the value of the collateral securing the GridCore Note.

The GridCore Note is secured by a range of collateral, including the DBD Express Note and the Cooperative Guarantee. We may not be able to fully realize the value of the collateral securing the GridCore Note due to one or more of the following factors:

•	the collateral may not be valuable enough to satisfy all of the obligations under the GridCore Note;

•	bankruptcy laws may limit our ability to realize value from the collateral and may delay the realization process;

•	the need to obtain regulatory and contractual consents could impair or impede how effectively the collateral would be liquidated and could affect the value received; and

•	some or all of the collateral may be illiquid and may have no readily ascertainable market value. The liquidity and value of the collateral could be impaired as a result of changing economic conditions, competition, and other factors, including the availability of suitable buyers.

Additionally, under the GridCore Security Agreement, GridCore pledged, assigned and granted to us a first-priority security interest in such collateral. Failure to perfect the security interest in the collateral, such as by failing to file appropriate financing statements, could adversely affect our ability, upon exercising remedies under the GridCore Note or the GridCore Security Agreement, to realize the value of the GridCore Note. Any failure to realize the value of the GridCore Note could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

We are a holding company with no operations and will depend on distributions from our operating subsidiary to provide us with the funds necessary to meet our financial obligations.

We are a holding company with no direct operating assets or revenue. Our business operations are conducted primarily out of, and almost all of our assets are held by, Independence Power and its subsidiary Kyma Batteries. Our ability to meet financial and other obligations will be dependent on dividends, distributions or other transfers from Independence Power. Payments to us from Independence Power, or indirectly from Kyma Batteries, will be dependent upon its operating results and earnings and subject to any limitations on the ability of such entity to make payments or other distributions to us, including limitations contained in any agreement to which it is a party. If the cash distributions we receive from our subsidiaries are insufficient for us to fund our financial obligations, we may be required to raise cash through the incurrence of debt, the issuance of equity or the sale of assets to fund. However, there is no assurance that we would be able to raise cash by these means. If the ability of any of our subsidiaries to pay dividends or make distributions or payments to us is materially restricted by regulatory or legal requirements, bankruptcy or insolvency, or is limited due to operating results or other factors, it could adversely affect our ability to meet our financial obligations.

We face a variety of risks related to our entry into a new line of business following the completion of the Merger and Acquisition of Independence Power.

Entry into a new line of business may subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Further, our management team has not directly engaged in the industrial battery management and monitoring business before, and our lack of experience may result in delays or further complications to our new business and increases our dependence on Kyma Batteries employees that have experience in the field. If we are unable to successfully implement the acquired business of Independence Power, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

We will require additional funds in the future to achieve our current business strategy, and our inability to obtain funding may cause our business to fail.

We have limited liquidity and will need to raise additional funds through public or private debt or equity financings in order to support our operations and implement our business plan. Such financings may not be available when needed or may only be available on unfavorable terms. Even if we are able to raise capital, the terms of any such financing could result in dilution of existing shareholders or include preferences that are materially adverse to their interests. If we are unable to obtain financing, we may be forced to delay, scale back, or discontinue our operations, which would have a material adverse effect on our business and could ultimately cause us to decrease or cease operations.

We may also seek additional financing even if in our view such additional financing is not required in order to take advantage of favorable market conditions or for strategic considerations. There can be no assurance that additional financing will be available on favorable terms, or at all. The inability to obtain such additional financing if needed may adversely affect our ability to operate at the levels necessary to execute our business strategy.

Even if we successfully raise additional capital, we may require further funding in the future to continue or expand our operations. There is no guarantee that future financing will be at favorable financial terms. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.

Technical issues with the Software Platform could disrupt our operations.

Because our business relies entirely on the continued performance of the Software Platform, as applicable, any software or technical malfunctions could materially affect our operations. Remediation of such issues could require significant time, expense, or expertise that we may not possess. A sustained disruption could lead to loss of customers, increased costs, or suspension of our operations, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

Our energy storage products and solutions, which are complex, could contain defects, or may not operate at expected performance levels, which may cause us to incur warranty expenses beyond current estimates and could adversely affect our business and results of operations.

Under the GridCore Agreement, we offer product warranties and extended service warranties on all equipment and software provided thereunder (the “GridCore Warranties”), which warranties “pass-through” to the Cooperative as the end-user. We expect to offer comparable warranties to future customers. Our GridCore Warranties cover defects in materials and workmanship of our products for normal use and service conditions for five years following the placed-in-service date. As a result, we bear the risk of warranty claims long after we have sold the products and recognized revenue. Because Independence Power has only recently begun offering its products and services, it is difficult to estimate the warranty and service guaranty expense which we may incur in the future. Our estimated costs of warranty for previously sold products and services may change to the extent future products may not be compatible with earlier generation products under warranty. Furthermore, as we are in a evolving, nascent industry, there is a degree of uncertainty regarding estimated warranty costs due to limited data for the industry as a whole. We have a relatively limited operating history as an independent entity and therefore must project how our solutions will perform over the estimated warranty period. In addition, under real world operating conditions, which may vary by location and design, as well as environmental conditions, our product may perform in a different way than under standard test conditions or other failure data sets. We must develop a reputation for safety and reliability and high-quality products and services, and exceptional customer service in order to attract new customers and maintain existing customers, and grow our business. If our products and services do not perform as anticipated or we experience unexpected reliability problems or widespread product failures, we could incur substantial warranty expense, our brand and market reputation could be significantly impaired and we may lose, or be unable to gain or retain, customers which could have a material adverse effect on our business and results of operations.

We have been required to make assumptions and apply judgments, including the reliability of our Software Platform and any delivered equipment, regarding their performance over the estimated warranty period and our anticipated rate of warranty claims. Our assumptions could prove to be materially different from the actual performance of our products, causing us to incur substantial expense to repair or replace defective products in the future. An increase in our estimates of future warranty obligations due to product failure rates, field service obligations, and rework costs incurred in correcting product failures could cause us to increase the amount of warranty obligations and may adversely impact on our results of operations. If we are unable to cover future warranty claims, our financial condition and results of operations will be adversely affected.

Our customer relationships, business, financial results, and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation, maintenance, and shutdowns of our energy storage solutions.

Our customer relationships, business, financial results, and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation, and shutdowns of the BESS units on which our Software Platform is installed, including events and incidents outside of our control. We are subject to various risks as a result of the size, weight, technology, and sophisticated nature of the energy storage solutions on which our Software Platform is installed, including exposure to production, delivery, supply chain, inventory, installation, and maintenance issues. Such issues may, and from time to time have, result in financial losses, including losses resulting from our failure to deliver or install our energy storage solutions on a contractually agreed timeframe, or losses resulting from agreed warranty or indemnity terms. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

Substantially all of Independence Power’s revenue to date was derived in the three months ended September 30, 2025 pursuant to a single contract related to the installation of a battery software management system for the GridCore Installation Basin Project, and there can be no assurance that we will be successful in winning new customers for similar installation projects in the future.

We recognized $97.2 million in revenue in the fiscal year ended December 31, 2025, substantially all of which was related to the installation a battery software management system for the GridCore Installation Project. While we seek to win new customer orders for the installation of battery software management systems in our target market, there can be no assurance that we will be successful in doing so. Factors that could impact our ability to win new projects include changes in the availability of tax credits and other regulatory changes, competitive factors, our brand reputation and other factors described herein. Any failure to win additional installation projects could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

Our ability to generate service revenue is dependent on our ability to establish and maintain a customer base that will generate a recurring stream of revenues. If that recurring stream of revenues does not increase as expected, our operating results will be adversely affected.

We expect to generate revenue primarily from software license and subscription fees and related services associated with use of our Software Platform on deployed units and, where applicable, from fees tied to measured performance outcomes. In the near term, we expect to derive substantially all of our service revenue from a single customer, the Cooperative, and we may continue to derive a significant portion of our service revenue from Cooperative for the foreseeable future. The Cooperative commenced operations in April 2025, and our ability to generate service revenue from the Cooperative will depend in turn on the Cooperative’s ability to expand its active patron-member base. Any failure by the Cooperative to significantly expand its active patron-member base could materially harm our business and negatively impact our revenue, business, financial condition, results of operations, and cash flow.

Our ability to grow our service business in the future will be dependent on our ability to maintain and grow our customer base. There can be no assurances that the Cooperative will allow the Asset Management Agreement to automatically renew for additional five year terms, or that the Cooperative would not exercise its right to terminate the Asset Management Agreement, subject to the obligation to pay to Independence a termination fee equal to 50%. In addition, the Cooperative may terminate its agreement with us in certain circumstances, including if we materially breach our obligations under the Asset Management Agreement. Moreover, there is no assurance that we will be able to attract additional customers on favorable terms, if at all.

If we are unable to successfully market our service business and maintain and grow our existing customer base, then the potential success of our service business will be less than we anticipate, which could have a material adverse impact on our business, prospects and operations. Any reduction in the volume of services required under our service agreements or loss of any one of the Company’s significant customers, including the Cooperative, a significant customer’s inability to perform under its respective contracts, including any default in payment, a significant dispute with one of these customers, a significant downturn or deterioration in the business or financial condition of any of these customers, any delay of contracting processes with customers due to economic uncertainty, or any other event negatively impacting the contractual relationship with one of these customers could have a material adverse effect on the brand, business, revenues, financial condition, and cash flows of the Company.

For the near future, we expect to continue to derive a significant portion of our total revenue from a small number of customers. Accordingly, loss of a significant customer or a significant reduction in order volume from a significant customer or a change in contracting behavior by a significant customer could materially reduce revenue recognized and operating results in any reporting period compared to prior periods and/or expectations and impact our results of operations.

We operate in a highly competitive industry, and our inability to compete effectively could materially affect our business.

We operate in an intensely competitive business environment for our energy storage solutions, services, and digital application offerings. To increase our revenue and market share, our business strategy depends on our ability to attract new customers and retain our existing customers. Certain of our competitors have financial, technical, manufacturing, marketing, and other resources that are greater than ours, which may allow them to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their offerings than we may be able to and therefore more effectively compete for new projects and customers. We expect competition in the energy storage industry to increase primarily due to increased demand from customers and recent regulatory changes and incentives geared towards encouraging the adoption of increased renewable energy assets as well as energy storage solutions, including as a result of the IRA and the OBBBA and their current anticipated impacts in the United States.

Consolidation by other industry participants could further increase their resources and result in competitors with expanded market share, larger customer bases, greater diversified product and service offerings and greater technological and marketing expertise, which may allow them to compete more effectively against us in the future. Moreover, our competitors may have or may develop solutions, services, or digital applications that are superior, more efficient, and more effective compared to our offerings (on a price-to-value basis, operational impact, or otherwise), may offer products with a lower total cost of ownership, or may adapt more quickly to new or emerging technologies. If we are unable to convince potential customers of the benefits and superiority of our offerings, effectively differentiate our offerings from our competitors, or if potential or existing customers prefer the offerings of our competitors, we may not be able to effectively implement our growth strategy, which in turn may have a material adverse effect on our business.

Additionally, substantially all of our revenue to date has been from GridCore in connection with the Company’s embedded Software Platform on the BESS Fleet. If we fail to maintain this relationship or if this relationship weakens, or if the Cooperative decides to reduce or modify its energy storage activities, it could materially impact our business prospects, financial condition, cash flows, or sales. Our future growth would then be even more reliant on our ability to compete for and retain new customers and our inability to do so would harm our ability to execute our growth strategy, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

Our competitors may lower their sales prices in response to market competition. Some competitors may have lower operating expenses due to greater vertical integration and supportive regulatory frameworks, allowing them to operate with minimal or even negative margins over time. This may in the future hinder our ability to compete in certain markets, which may lead to reduced net sales and negatively impact our operating results. In response to such competitive pressures, we may also choose to adjust our pricing strategy in certain markets or reduce our margin expectations, which could further affect our financial performance.

Our business and customer demand for our offerings depends in large part on government incentives and/or regulations relating to the use of renewable energy and/or energy storage.

Changes or potential changes to government incentives or regulations has and could in the future impact demand for our energy storage solutions, which could lead to material adverse effects to our business, operating results, and cash flows. Federal, state, local, and foreign government bodies provide incentives and/or regulations relating to mandating or encouraging use of energy storage to owners, end users, distributors, system integrators, and manufacturers of energy storage products and solutions to promote energy storage in the form of rebates, tax credits, other financial incentives, procurement requirements and market structures. The range and duration of these incentives and regulations varies widely by jurisdiction and type of asset involved. The reduction, elimination, modification, expiration, or determination of inapplicability of government incentives or regulations related to mandating or encouraging the use of energy storage or the potential of any such reduction, elimination, modification, expiration, or determination of inapplicability of government incentives or regulations has and may in the future negatively affect the competitiveness of our offerings and the growth of our industry and our business. Such government incentives and/or regulations may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as energy storage adoption rates increase or as a result of legal challenges, changing policies or priorities, the adoption of new statutes or regulations or changes to existing regulations, new regulatory guidance, or the passage of time. Reductions, modification, terminations, or determination of inapplicability of government incentives and/or regulations may occur without warning. Such policies, regulations, and incentives may not continue to exist in current form, or at all. The reduction, modification, elimination, or expiration or the potential of any such reduction, elimination, modification, expiration, of such government incentives or regulations or determination of inapplicability of such government incentives or regulations may in the future impact customer demand for our offerings, may lead to a loss of customers and potential customer projects, and may in the future have a material adverse on our business, financial condition, results of operations and the value of our shares of Common Stock.

For example, in August 2022, the United States passed the IRA, which included incentives that supported the adoption of energy storage solutions, including a new “technology neutral” Section 48E investment tax credit (the “ITC”) and Section 45Y production tax credit (the “PTC”), and changes to the previous Section 48 non-”technology neutral” investment tax credit and Section 45 production tax credit. On July 4, 2025, the OBBBA was signed into law, which significantly modified certain provisions of the IRA, including those related to energy storage. The OBBBA supports energy storage in the United States, as the bill includes long-term continued availability of the ITC for energy storage projects. Certain tax credits, notably including the ITC for energy storage, will begin to phase down for projects that start construction (in accordance with Internal Revenue Service (“IRS”) guidance) after 2033. The prevailing wage and apprenticeship requirements enacted under the IRA continue to apply under the OBBBA for the project owner to receive the full ITC value, and the credit value can be further increased if the project owner also qualifies for a domestic content bonus credit and energy communities bonus credit. The OBBBA amended the provisions of the domestic content bonus credit for the ITC such that the project owner now must achieve higher minimum domestic content percentage thresholds. In addition, the OBBBA amended the ITC establishing new Prohibited Foreign Entity (“PFE”) restrictions.

The new PFE restrictions apply to virtually all key tax credits under the IRA and come in two forms: (i) for tax years beginning after July 4, 2025, the taxpayer taking the ITC tax credit cannot not be a PFE and (ii) for ITC projects that start construction in 2026 and after, the ITC eligible project must source a certain percentage of material from non-PFEs (known as “material assistance”), and the percentage of material from non-PFEs increases annually over time. The OBBBA includes substantive details regarding PFE restriction compliance requirements and requires U.S. Department of Treasury to issue implementation regulations by December 31, 2026. There is continuing uncertainty on certain aspects of the IRA and related guidance, the OBBBA and forthcoming related guidance (including with respect to PFE restrictions). In the past such uncertainty related to the IRA caused certain customers to take an extended period to evaluate, negotiate, and enter energy storage arrangements, which has impacted our business and results of operations. Current uncertainty related to changes imposed by the OBBBA may in the future similarly cause customers to delay contracting decisions or may cause customers to delay or cancel existing projects as they navigate such uncertainty, which could have a material negative effect on our business and results of operations.

If we are unable to provide energy storage solutions that qualify our customers for the ITC (with or without the domestic content bonus credit) under the OBBBA on the timeline and in such quantities that we currently anticipate, then there may be negative impacts to our reputation, ability to compete in the market, demand from our customers, and our financial condition. Our competitors may be able to build a more robust domestic supply chain than us and may be able to offer customers U.S. domestic content products in greater quantity, with better pricing, and on a faster timeline than we may be able to if our production of our battery components in the U.S. (e.g., modules, cells, enclosures, and thermal management systems) is delayed or hindered or otherwise negatively impacted (including through the PFE restrictions under the OBBBA). Such impacts would adversely impact our brand and ability to compete, and in turn would adversely affect our results of operations.

The full impact of the modifications to the tax credits and PFE restrictions in the OBBBA, its accompanying guidance, and potential changes in law that may apply to our business and operations as well as our customers’ and suppliers’ businesses cannot be known with certainty and we may not recognize the full extent of benefits we currently anticipate, which may materially and adversely impact our business, financial condition, and results of operations. We are continuing to evaluate the potential overall impact and applicability of these tax credits, as modified by the OBBBA, and any potential future changes in law on our business and operations.

The international markets in which we may operate in the future have or may in the future put in place policies to promote energy storage. These incentives and mechanisms vary from country to country. In seeking to achieve growth internationally, we may in the future make investments that, to some extent, rely on governmental incentives and support in a new market. We may not be able to optimize the benefits offered by these incentives or realize the growth that we expect from investments in the incentives, particularly in relation to competitors whose products might benefit disproportionately from these incentives. Governments may not continue to provide sufficient incentives and support to the energy storage industry and the industry in any particular country may suffer significant downturns in the future as the result of changes in public policies or government interest in renewable energy, any of which would adversely affect demand for our energy storage solutions and services.

Several of the rules and regulations that we and our customers are subject to are not fully defined by the U.S. government at this time, and there are risks related to the interpretations of and assumptions made about such rules and regulations by us and others as a result.

Maintaining and enhancing our reputation and brand recognition is critical in a competitive energy storage market. If we are not able to maintain and strengthen our reputation and brand recognition, our business and results of operations may be harmed.

As the markets for energy storage and related SaaS products for storage become increasingly competitive, marketing initiatives are becoming increasingly time-consuming and expensive. Our marketing activities may not be successful or yield the anticipated increased revenue, the increased revenue may not offset the expenses we incur as part of any marketing initiatives, and our results of operations could be harmed. Our ability to maintain and strengthen our brand depends heavily on our ability to provide quality offerings to our customers and to continue to meet our performance commitments in our underlying contracts with both suppliers and customers. In order to protect our brand, we may also expend substantial resources to register our intellectual property rights and to prevent others from using similar intellectual property, including similar patents, copyrights, and trademarks. Any factor that diminishes our reputation or that of our management, including failing to meet the expectations of or provide quality products and services to our customers on a timely basis, or any adverse publicity, litigation, or regulatory proceeding, has in the past and could in the future make it more difficult for us to attract new customers and to maintain our existing customers. Our ability to successfully position our brand could also be adversely affected by perceptions of our competitors’ energy storage solutions, services, and digital applications. If we do not successfully maintain and strengthen our reputation and brand recognition, our business may not grow as we expect, if at all, and we could lose our relationships with existing customers, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

Our limited capital resources may restrict our marketing efforts and ability to attract customers.

Because we have limited financial resources, our marketing activities may be insufficient to generate meaningful awareness of our products. If we are unable to attract enough customers to achieve profitability, we may be forced to reduce or suspend operations, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

We expect our operating results to fluctuate from quarter to quarter.

Our revenues and operating results may vary significantly between quarters due to factors such as demand fluctuations, customer retention rates, growth management challenges, and general economic conditions. These variations may cause results in future periods to fall short of market expectations, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

The historical financial results of the Company, may not be indicative of what the Company’s actual financial position or results of operations would have been.

The historical financial results included herein is presented for illustrative purposes only and is not necessarily indicative of what the Company’s actual financial position or results of operations would have been had the Merger been completed on the dates indicated. Accordingly, the combined business, assets, results of operations and financial condition may differ significantly from those indicated in the historical financial results, and such variations may have a material adverse effect on our financial condition, results of operations and the value of our shares of Common Stock.

Our future success depends on our ability to execute key elements of our business plan.

Our ability to achieve profitability depends on successfully implementing our business plan, which includes acquiring customers, establishing operational systems, and managing business processes efficiently. Failure to achieve these milestones could impair our ability to expand or sustain operations, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

Our anticipated growth may strain our limited resources.

If our business expands, we may face significant operational and managerial challenges due to limited personnel and financial resources. Our systems and controls may not be adequate to support such growth, which could have a material adverse effect on our results of operations and financial condition.

Our business depends heavily on the continued service of our Chief Executive Officer and Chief Financial Officer, and the loss of their leadership could harm our operations.

We rely heavily on the experience and leadership of Todd Parkin, our Chief Executive Officer, and Scott Stephenson, our President and Chief Financial Officer. We currently have employment agreements with each of Mr. Parkin or Mr. Stephenson, see “Item 11. Executive Compensation – Employment Agreements; Change in Control Benefits” of this Annual Report. The loss of their services could materially delay or disrupt our business operations, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

If we cannot effectively expand our sales and marketing capabilities, our revenues may not grow.

We must continue to develop our sales and marketing functions to increase awareness and adoption of our technology. If we fail to recruit, train, and retain capable sales and marketing personnel, we may be unable to gain market traction or enter new markets. This could have a material adverse effect our revenue growth and financial performance.

Technical issues, including data loss, system outages, or software errors, could impair our platform and lead to customer attrition.

The Software Platform depends on stable software performance and data integrity. If the Software Platform experiences prolonged or repeated disruptions such as data loss, system outages, or software errors lasting more than a temporary period, users may discontinue use of the service, adversely affecting revenue and reputation, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

We rely on third-party vendors and hosting providers, and interruptions in their services could adversely affect our business.

The Software Platform depends on external vendors and hosting providers for essential components of its platform. If those services are disrupted or terminated, our Software Platform could become inaccessible, resulting in customer losses and an increase in the Company’s deficit.

We do not maintain a formal cybersecurity risk management framework, which increases our vulnerability to cyber threats.

We have not adopted a formal, written cybersecurity risk management policy or cybersecurity governance framework, and we do not have dedicated cybersecurity personnel. Our current measures, which comprise primarily third-party cloud-based software and IT vendors and reliance on their built-in security protocols, may not be sufficient to prevent or detect cyberattacks.

Like many technology companies, the Company’s technology faces the risk of cyberattacks (including malicious and destructive code, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’) IT systems, products, or services, social engineering attacks, phishing attacks, ransomware, and denial of service attacks), unauthorized access, physical or electronic security breaches and other malicious activity. If our systems or those of our providers are compromised, we could suffer business disruptions, financial losses, recovery expenses, reputational harm, and potential legal liability. A material breach in the security of our IT systems could include the theft of our trade secrets, customer information, human resources information, or other confidential data, including but not limited to personal information. Material breaches could also include targeted attacks against the control plane of remotely serviced battery energy storage systems within our customers’ environments, resulting in operational disruption to energy storage or physical damage to batteries, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

To the extent that any disruption or security breach results in the compromise of the control plane of one or more of our serviced customer sites, or a loss or damage to our data, or an inadvertent disclosure of confidential, proprietary personal, or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs (including class actions), and adversely affect our business. We cannot guarantee that future cyberattacks and cybersecurity incidents, if successful, will not have a material adverse effect on our business or financial results.

If we fail to comply with our obligations under cybersecurity laws in the jurisdictions in which we operate, we could be subject to regulatory action and lawsuits (including class actions). We may also have other obligations, for example, under contracts, to notify customers or other counterparties of a security incident, including a data breach. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer protection, and other laws, regulatory or other governmental investigations, enforcement actions, and legal and financial exposure, including potential contractual liability. In addition, we may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future. While we expect to carry cyber insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim.

Risks Related to Our Intellectual Property and Technology

If we are unable to obtain, maintain, and enforce adequate protection for our intellectual property or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop, commercialize, and/or receive patents for technology and intellectual property substantially similar to ours, and our ability to successfully commercialize our technology or intellectual property may be adversely affected.

Our business depends on internally developed technology or other internally developed intellectual property, including software, databases systems, confidential information, and know-how, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade-secret, copyright, and other intellectual property protection laws as well as internal confidentiality procedures and contractual provisions to establish, maintain, and protect our intellectual property rights in our internally developed technology and other intellectual property. However, our rights under these laws and agreements only afford us limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not leave us free from adverse effects. We will, over time, take additional steps in protecting our intellectual property through growing our internal intellectual property team and through additional trademark, patent, and other intellectual property filings both in the United States and abroad that will be expensive and time-consuming. Effective intellectual property protection is expensive to develop and maintain and the aggregate costs of maintaining a portfolio of patents and registered copyrights and trademarks and trade secrets can be substantial, both in terms of initial and ongoing prosecution and maintenance requirements and the costs of enforcing and defending our rights. Despite our efforts to protect our intellectual property, these measures taken to date cannot guarantee us complete protection from our competitors or from other third parties attempting to copy, reverse engineer, or otherwise obtain and use our intellectual property. If we are unable to protect our intellectual property rights, our competitive position could be harmed, business opportunities and demand for our products, services and digital application offerings could decrease, and our business could be adversely impacted as third parties may be able to commercialize and use technologies, software products and intellectual property that are substantially the same as ours without incurring the development and licensing costs that we have incurred.

Any of our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated, and our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties. Some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all. Further, in some cases, our intellectual property rights may not be sufficient to circumvent third party intellectual property and thereby not permit us to take advantage of market trends nor providing us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings, or other competitive harm.

Additionally, monitoring unauthorized use of our intellectual property is cumbersome and costly and any steps taken to prevent misappropriation may not be successful. In the future, we may seek to enforce our rights against potential infringers, however, the steps we have taken to protect our intellectual property rights still may not prevent actual infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We may also have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

Uncertainty may result from changes in intellectual property laws as a result of new legislation and from new interpretations of intellectual property laws by applicable courts and agencies throughout the world. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain, and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition, and results of operations.

As a technology company selling commercial products, we run the risk of being sued by third parties for infringement, misappropriation, dilution, or other violation of their intellectual property or proprietary rights.

Technology, internet, advertising, and in general most companies involved with commercially selling products, frequently are subject to litigation based on allegations of infringement, misappropriation, dilution, or other violations of intellectual property rights. Some of these companies, including some of our competitors, as well as non-practicing entities, own or have rights to large numbers of patents, copyrights, trademarks, and trade secrets, which they may use to assert claims against us. For instance, the use of our technology to provide our offerings could be challenged by claims that such use infringes, dilutes, misappropriates, or otherwise violates the intellectual property rights of a third party. In addition, we may in the future be exposed to claims that content published or made available through our applications or websites violates third-party intellectual property rights.

As we face increasing competition and as a public company, the possibility of intellectual property right claims against us grows. Such claims and litigation may involve patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue, and therefore our own pending patents and other intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property right claims against us. Third parties may hold vast and/or undisclosed intellectual property rights that cover significant aspects of our technologies, content, branding, or business methods, and we cannot completely and consistently assure that we are not infringing or violating, and have not violated or infringed, any third-party intellectual property rights or that we will not be held to have done so or be accused of doing so in the future. We may not be aware of existing patents or patent applications that could be pertinent to our business as many patent applications are filed confidentially in the United States and are not published until 18 months following the applicable filing date. We expect that we may receive in the future notices that claim we or our customers using our energy storage solutions, services or digital applications, have infringed or misappropriated, other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps.

Any claim that we have violated intellectual property or other proprietary rights of third parties, with or without merit, and whether or not it results in litigation, settlement out of court, or is determined in our favor, could be time-consuming and costly to address and resolve, and could divert the time and attention of management and technical personnel from our business and the day-to-day operations. Furthermore, an adverse outcome of a dispute may result in an injunction and could require us to pay substantial monetary damages, including treble damages and attorneys’ fees, if we are found to have infringed a party’s intellectual property rights. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content, or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content, or other intellectual property; require us to expend significant resources to redesign our technology or solutions; and require us to indemnify third parties. Royalty or licensing agreements, if required or desirable, may require significant royalty payments and other expenditures, or, they may be unavailable on commercially reasonable terms that are acceptable to us, or at all. We may also be required to develop alternative non-infringing technology, which could require significant time and expense and diversion of resources. We may not be able to develop or license suitable alternative technology, content, or other intellectual property to permit us to continue offering the affected technology, content, or services to our customers. If we cannot develop or license technology for any allegedly infringing aspect of our business, we would be forced to limit our offerings and may be unable to compete as effectively, if at all. Any of these events could materially harm our business, financial condition, and results of operations.

If our trademarks and trade names are not adequately protected or protectable, we may not be able to build name recognition in our markets of interest, and our competitive position may be harmed.

The registered and unregistered trademarks and trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential members, partners, and clients. In addition, third parties may file for registration of trademarks similar or identical to our trademarks, thereby impeding our ability to build brand identity and possibly leading to market confusion. If they succeed in registering or developing common-law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to develop brand recognition of our technologies, products, or services. In addition, there could be potential trademark infringement claims brought by owners of other registered or unregistered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to enforce our intellectual property rights throughout the world.

As the geographic scope of our business expands, we will need to consider protecting our proprietary technology and other intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful, and accordingly we may choose not to do so in every location. Filing, prosecuting, maintaining, defending, and enforcing intellectual property rights on our products, services, digital applications, and technologies in all countries throughout the world could be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. We do not own and have not registered or applied for intellectual property registrations in all countries outside the United States. Competitors may use our technologies in jurisdictions where we have not obtained protection to develop their own products, services, digital applications, and technologies and, further, may export otherwise violating products and services to territories where we have protection but enforcement is not as strong as that in the United States. These products, services, digital applications, and technologies may compete with our products, services, digital applications, and technologies, and we may not be effective or sufficient at preventing them from competing. In addition, the laws of some foreign countries do not protect certain proprietary and intellectual property rights to the same extent as the laws of the United States, and many other companies have encountered significant challenges in establishing and enforcing certain of their proprietary and intellectual property rights outside of the United States. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the United States. For instance, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable for business methods. As such, we cannot ascertain the degree of future protection that we will have on our technologies, products, services, and digital applications.

In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property rights to the same degree at the United States. This could make it difficult for us to stop the misappropriation, dilution, infringement, or other violation of certain of our intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and thus, we will not have the benefit of intellectual property protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. In addition, our efforts to protect our intellectual property rights in such countries may be inadequate. Changes in the law and the interpretation thereof as well as legal decisions by courts in the United States and foreign countries may affect our ability to obtain, maintain, and enforce adequate intellectual property protection for our products, services, digital applications, and other technologies. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Compromises, interruptions, and shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.

From time to time, our Software Platform may require modifications and updates, including by adding new hardware, software, and applications, maintaining, updating, or replacing legacy programs, and integrating new service providers and adding enhanced or new functionality. There are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change, and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives has previously and could in the future reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon functional and efficient systems, including our financial, information technology, operating, and other systems. The failure of our systems and related third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby may have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Ownership of our Class A Common Stock

Because we have no current plans to pay regular cash dividends on our Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A Common Stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, and such other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

The dual class structure of our Common Stock may adversely affect the trading market for our Class A Common Stock.

We cannot predict the effect our multiple class structure may have on the market price of our Class A Common Stock. We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A Common Stock, in adverse publicity or other adverse consequences. Certain stockholder advisory firms and large institutional investors may prefer companies that do not have multiple share classes or may have investment guidelines that preclude them from investing in companies that have multiple share classes. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also have a material adverse effect on the value of our Class A Common Stock.

You may be diluted by future issuances of additional Class A Common Stock or Class B Common Stock; future sales of such shares in the public market, or the expectations that such sales may occur, could lower our stock price.

The sale of shares of our Class A Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of March 27, 2026, we have a total of 41,650,000 shares of Class A Common Stock outstanding. Of the outstanding shares, 14,700,000 shares held by public investors are freely tradable without restriction or further registration under the Securities Act. Additionally, the Cooperative holds warrants exercisable for 62,312,964 shares of Class A Common Stock. Any shares of Class A Common Stock held by our affiliates may become eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144. The issuance of shares of Class A Common Stock upon the conversion of any outstanding warrants would dilute the percentage ownership interest of holders of our Class A Common Stock, including relative voting rights, dilute the book value per share of our Class A Common Stock, and increase the number of our outstanding shares, which could further depress the market price of our Class A Common Stock.

There is a limited market for our common shares, which may make it difficult for you to sell your stock.

Our common shares are quoted on the OTCID Basic Market. The Company has applies to change its current symbol “TYBB,” to “ITXP,” which remains subject to OTC and FINRA approval. There is a limited trading market for our shares and there frequently has been days on which there is no trading in our shares. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our Class A Common Stock, the ability of holders of our Class A Common Stock to sell their shares, or the prices at which holders may be able to sell our Class A Common Stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

Risks Related to Our Existing Shareholders

David J. Durrett, Independence Investors LLC and its affiliates may exercise substantial influence over us, and they may have interests that differ from those of our other stockholders.

After giving effect to the Merger, Independence Investors and Energizer Systems together, and David J. Durrett (the “Principal Stockholder”) as holder of all limited liability company interests in Independence Investors, beneficially own 94.33% the shares of our outstanding common stock, including all of our outstanding shares of Class B Common Stock, representing more than 99% of the combined voting power of all classes of our voting stock. Our Principal Stockholder may elect to convert all of the issued and outstanding shares of Class B Common Stock into fully paid and nonassessable shares of Class A Common Stock. Given the number of shares of Class B Common Stock beneficially owned by our Principal Stockholder, even following any such conversion and until the date Mr. Durrett beneficially owns less than the required voting percentage, he will likely continue to have the ability to elect all of the members of our Board of Directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of common stock or other securities, and the declaration and payment of dividends on our common stock. In addition, our Principal Stockholder and Independence Investors will continue to be able to determine the outcome of all matters requiring stockholder approval on a combined class vote basis, and will continue to be able to cause or prevent a change of control of our Company or a change in the composition of our Board of Directors. The concentration of ownership could deprive other holders of our Class A Common Stock of an opportunity to receive a premium for their common stock as part of a sale of our Company and might ultimately negatively affect the market price of our Class A Common Stock.

The Company through Independence Power and Kyma Batteries, its wholly owned subsidiaries, is also party to agreements with certain affiliates of Independence Investors, including the Administrative Services Agreement and the Commercial Lease Agreement (the “Commercial Lease”) between Independence WI LLC (“Independence WI”) and Kyma Batteries. Pursuant to the Administrative Services Agreement, IPAS Asset Management will perform certain enumerated administrative services in exchange for a nominal fee plus reimbursement of all expenses incurred by IPAS Asset Management while performing such services. Pursuant to the Commercial Lease, we lease property in Wisconsin for 12-month periods, beginning January 1, 2025, for a monthly payment of $50,000. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Certain Business Relationships” for a description of each of the Administrative Services Agreement and the Commercial Lease. The Company and Independence Investors or its affiliates may enter into various transactions from time to time in the future.

In addition, certain decisions concerning our operations or financial structure may present conflicts of interest between Independence Investors and its affiliates, on the one hand, and our other stockholders, on the other. For example, Independence Investors may in the future engage in a wide variety of activities in our industry that may result in conflicts of interest with respect to matters affecting us. Independence Investors may also make investments in businesses that directly or indirectly compete with us, or may pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

The A&R Charter includes a corporate opportunity waiver.

To the fullest extent permitted under the NRS, the A&R Charter renounced any interest or expectancy of the Company in, or in being offered an opportunity to participate in, business opportunities that are presented to members of the Board of Directors who are not employees of the Company (a “Non-Employee Director”) (including any Non-Employee Director who serves as an officer in both his or her director and officer capacities). Our Non-Employee Directors and their respective affiliates do not (to the fullest extent permitted by applicable law) have any liability to the Company for any breach of fiduciary duty for engaging in any such activities or from not disclosing any corporate opportunities to the Company or from pursuing or acquiring such opportunities themselves or offering or directing such opportunities to any other person. As a result of these provisions, the Company may be not be offered certain corporate opportunities which could be beneficial, or our Non-Employee Directors may direct such opportunities to certain other businesses in which they are engaged (or such other businesses may otherwise pursue such opportunities) causing them to compete with the Company, which may cause such opportunities not to be available to the Company or to become more expensive or difficult for the Company to pursue, which could adversely impact the Company’s business or prospects. By being a stockholder in the Company, you will be deemed to have notice of and have consented to these provisions of our articles of incorporation.

Certain of our officers and Directors may have actual or potential conflicts of interest because of their positions with Independence Investors.

Scott Stephenson serves as our President, Chief Financial Officer, and Treasurer, as well as a member of the Board of Directors, and he retains his position with Independence TX, Independence Investors and Independence WI. Energizer Systems, which beneficially owns 10.01% of the Company’s total issued and outstanding Common Stock, is a wholly-owned subsidiary of Independence Investors. These holdings in and compensation from Independence Investors may be significant. These positions at Independence Investors and the other Independence companies, any compensation from Independence Investors and the other Independence companies, and the ownership of any equity or outstanding equity awards in Independence Investors may create the appearance of conflicts of interest when Mr. Stephenson is faced with decisions that could have different implications for Independence Investors and the other Independence companies than the decisions have for us.

Risks Related to Nevada Law, the A&R Charter and Anti-Takeover Provisions

Case law in Nevada may be less likely to provide guidance for specific fact scenarios than in Delaware.

The Company is a Nevada corporation. Because of Delaware’s prominence as a state of incorporation for many large corporations, the Delaware courts have developed considerable expertise in dealing with corporate issues and a substantial body of case law has developed construing Delaware law under certain sets of facts. While Nevada also has adopted comprehensive, modern and flexible corporate law statutes, because the volume of Nevada case law concerning the effects of its statutes and regulations is more limited, the Company may experience, and its stockholders may experience, less predictability with respect to the legal requirements in connection with corporate affairs and transactions, and stockholders’ rights to challenge them in specific situations where the application of the statute may be open to differing interpretations.

The Company’s directors and officers are protected from liability for a broad range of actions.

Nevada law, by default, with certain specific exceptions, eliminates the liability of directors and officers, to a corporation and its stockholders and creditors, except where (i) the presumption that such director or officer has acted in good faith, on an informed basis and with a view to the interests of the corporation has been rebutted, and (ii) it is proven that such director’s or officer’s act or failure to act was a breach of his or her fiduciary duties and such breach involved intentional misconduct, fraud or a knowing violation of law. The A&R Charter provides that, to the fullest extent permitted by Nevada law, its directors and officers will not be individually liable to it or any of its stockholders or creditors for damages as a result of any act or failure to act in their respective capacities as a director or officer.

The A&R Charter provides that the Eighth Judicial District Court of Clark County, Nevada and, except where the NRS confers mandatory sole jurisdiction on the district court of the State of Nevada, any state or federal court located in Dallas County, Texas are the sole and exclusive forums for substantially all disputes between the Company and its stockholders, which could limit the stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

The A&R Charter provides that the Eighth Judicial District Court of Clark County, Nevada and, except where the NRS confers mandatory sole jurisdiction on the district court of the State of Nevada, any state or federal court located in Dallas County, Texas are the sole and exclusive forums for many disputes between the Company and its stockholders, which could limit the stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees. The A&R Charter provides that, unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by applicable law the Eighth Judicial District Court of Clark County, Nevada and, except where the NRS confers mandatory sole jurisdiction on the district court of the State of Nevada, any state or federal court located in Dallas County, Texas are the sole and exclusive forums for any or all actions, suits or proceedings, whether civil, administrative or investigative or that asserts any claim or counterclaim: (a) brought in the Company’s name or right or on its behalf, (b) asserting a claim for breach of any fiduciary duty owed by any of the Company’s current or former directors, officers, stockholders, employees, agents or fiduciaries or its stockholders, (c) for any internal action (as defined in NRS 78.046), including any action asserting a claim against the Company arising pursuant to any provision of NRS Chapters 78 or 92A, any provision of the A&R Charter or the A&R Bylaws, any agreement entered into pursuant to NRS 78.365 or as to which the NRS confers jurisdiction on the district court of the State of Nevada, (d) to interpret, apply, enforce or determine the validity of the A&R Charter or the A&R Bylaws or (e) governed by the internal affairs doctrine.

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers, or other employees, which may discourage such lawsuits against the Company and its directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the A&R Charter to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which in turn could have a material adverse effect on our business, financial condition, results of operations and the value of our shares of Common Stock.

The Company’s governing documents and Nevada law could discourage takeover attempts and other corporate governance changes.

The A&R Charter and A&R Bylaws contain provisions that could delay or prevent a change in control of the Company. These provisions may also make it difficult for the Company’s stockholders to elect directors that are not nominated by the current members of the Board of Directors or take other corporate actions, including effecting changes in our management. These provisions include the following provisions:

•	permit the Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;

•	require super-majority voting to amend certain provisions in our articles of incorporation and bylaws;

•	a restriction on acquiring more than a 20% ownership interest in the Company;

•	authorize the issuance of “blank check” preferred stock that our Board of Directors could use to implement a stockholder rights plan;

•	specify that special meetings of our stockholders can be called only by the affirmative vote of a majority of the entire Board of Directors ;

•	provide that the Board is expressly authorized to make, alter or repeal our A&R Bylaws;

•	provide that vacancies on the Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	prohibit cumulative voting in the election of directors;

•	restrict the forum for certain litigation against us to Nevada and Texas;

•	restrict the forum for certain litigation against us to the federal district courts of the United States;

•	reflect the dual class structure of our Common Stock; and

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, after certain events specified in the A&R Charter, we will be subject to Nevada’s statutes regarding combinations with interested stockholders. These provisions may prohibit large stockholders, in particular those owning 10% or more of the voting power of our outstanding voting stock, from merging or combining with us for a period of time.

Risks Related to Operating as a Public Company

We may be required to incur significant costs and require significant management resources to evaluate our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, and any failure to comply or any adverse result from such evaluation may have an adverse effect on our stock price.

As a smaller reporting company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Section 404 requires us to include an internal control report with our Annual Report on Form 10-K. This report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. Failure to comply, or any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the value of our Common Stock.

Achieving continued compliance with Section 404 may require us to incur significant costs and expend significant time and management resources. No assurance can be given that we will be able to fully comply with Section 404 or that we and our independent registered public accounting firm would be able to conclude that our internal control over financial reporting is effective at fiscal year-end. As a result, investors could lose confidence in our reported financial information, which could have a material adverse effect on the value of our Common Stock, as well as subject us to civil or criminal investigations and penalties. In addition, our independent registered public accounting firm may not agree with our management’s assessment or conclude that our internal control over financial reporting is operating effectively.

We may not be able to meet the internal control reporting requirements imposed by the SEC, and any such failure could result in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

Our financial reporting function and system of internal controls may be less developed in certain respects than those of similar companies and may not provide our management with as much or as accurate or timely information. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Prior to the Merger, our management has not performed an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. However, Whitley Penn LLP, the independent registered public accounting firm of the Company, identified the following deficiencies in the Company’s internal control over financial reporting in connection with their audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2025:

•	the overall control environment does not provide for proper control design;

•	there are minimal personnel and therefore minimal controls designed or operating properly;

•	the control environment lacks segregation of duties between processes;

•	lack of written policies and procedures such as formal employee handbook, code of conduct, job descriptions, formal strategic plan, or budget;

•	no formal review process related to account reconciliations, journal entries, or closing processes;

37

•

no formal and documented with evidence process for reviewing and finalizing financial statements, thus, several adjusting entries were required to correct material misstatements of the financial statements;

•	the IT control environment was not properly designed or operating; and

•	several individuals at the Company had access to the accounting software, including administrative rights, inappropriate for their role at the company.

These weaknesses and deficiencies have not yet been fully remedied.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Additionally, during the course of documenting and testing our internal control procedures, in the event that we identify weaknesses and deficiencies in our internal control over financial reporting, and fail to maintain the adequacy of our internal control over financial reporting, as these standards are modified, supplemented, or amended from time to time, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, our failure to implement and maintain effective internal controls over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which may result in volatility in and a decline in the market price of the Class A Common Stock and our ability to obtain equity or debt financing as needed could suffer. Ineffective internal control over financial reporting could also expose us to increased risk of fraud or misuse of corporate assets and subject us to potential regulatory investigations and civil or criminal sanctions. We may also be required to restate our financial statements from prior periods.

Further, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also have a material adverse effect on the market for and the market price of our Common Stock and our ability to secure additional financing as needed.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As of the date of this Annual Report, we have not yet adopted a formal, written cybersecurity risk management policy or cybersecurity governance framework. However, we are aware of the risks associated with cybersecurity threats and are in the early stages of assessing and developing appropriate controls to identify and mitigate such risks in proportion to our size, scale, and operational complexity. We intend to implement a formal cybersecurity risk assessment and governance policy, which we expect to include third-party vendor risk assessment, incident response protocols, and reporting mechanisms to management and the Board of Directors.

Risk management and strategy; Oversight of Third-Party Risk

While we do not currently have dedicated cybersecurity personnel, responsibility for cybersecurity-related matters currently resides with our management team. Management oversees the implementation of basic safeguards, including secure login credentials, limited network access, and offsite data backups. We rely on third-party cloud-based software and IT vendors for the majority of our infrastructure and data storage, and we depend on their built-in security protocols. We have not yet experienced any known material cybersecurity incidents. However, the lack of a formal cybersecurity risk management framework may expose us to vulnerabilities that could have an adverse effect on our operations, financial position, or reputation if not appropriately addressed in the future. See “Item 1A. Risk Factors – Risks Related to Our Business – We do not maintain a formal cybersecurity risk management framework, which increases our vulnerability to cyber threats.” We are currently evaluating the need for a more structured cybersecurity program and anticipate allocating resources to strengthen our risk management processes as we grow.

Governance

Cybersecurity oversight is provided by our executive officers, who periodically review cybersecurity considerations as part of their general oversight of business operations and IT needs. The Board of Directors has not delegated specific oversight responsibility to an existing committee. Cybersecurity risks, to the extent material, are discussed by management with the Board of Directors on an ad hoc basis. Our management team is responsible for monitoring industry trends, consulting with outside IT vendors, and taking basic steps to protect company systems and data. Although none of our executive officers have formal cybersecurity credentials, we recognize the importance of increasing our capabilities in this area as we scale our operations and infrastructure.

ITEM 2. PROPERTIES

Pursuant to a commercial lease agreement, Independence Power leases a property in Chippewa Falls, WI 54729, consisting of a warehouse of 13,320 square feet and office space of 9,600 square feet, for 12-month periods, beginning January 1, 2025, for a monthly payment of $50,000. The lease must be extended by Independence Power’s written notice 30 days’ prior to the expiration of the previous lease term, and has been extended through December 31, 2026. The leased property houses three BESS units for ongoing research and development, and office spaces as well as other uses and services necessarily related thereto.

The lease contains standard prohibitions against increasing fire insurance rates and against waste, nuisance, or unlawful use. Independence Power procures and maintains public liability insurance. Independence WI pays all utilities furnished to the leased property, and maintains and keeps the leased property in good condition, while Independence Power is responsible for any leasehold improvements made to the leased property. The property is leased from Independence WI LLC, a company owned and controlled by Independence Investors. See “Item 13. Certain Relationships and Related Transactions, and Director independence.”

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. As of the date of this Annual Report, we are not a party to any material pending legal proceedings, and, to our knowledge, no such proceedings have been threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of Class A Common Stock are quoted on the OTCID Basic Market and are not listed on any national securities exchange. The Company changed the prior symbol, “TYBB,” to “ITXP,” effective January 9, 2026. There has been limited and sporadic trading to date and there can be no assurance that an active trading market for our Class A Common Stock will develop or be sustained in the future.

Because trading in our Class A Common Stock may be limited, the quotations for our Class A Common Stock on the OTC Markets may not necessarily represent actual transactions or a reliable indication of the fair value of our Class A Common Stock. Investors should exercise caution in relying on historical bid and ask quotations as an indication of market value. See “Item 1A. Risk Factor – Risks Related to Ownership of our Class A Common Stock – There is a limited market for our Class A Common Stock, which may make it difficult for you to sell your stock.”

Following the completion of the Merger, the former sole stockholder of Independence Power and Energizer Systems, our controlling stockholder, beneficially owns a substantial majority of our outstanding Common Stock. As a result, the public float of our Common Stock is expected to be limited, which may further contribute to price volatility and illiquidity.

Holders

As of March 27, 2026, there were approximately nine holders of record of our Class A Common Stock and one holder of record of our Class B Common Stock. There are no outstanding shares of our preferred stock.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not anticipate declaring or paying cash dividends in the foreseeable future. We currently intend to retain any future earnings to finance the operation and expansion of our business. Any future determination to declare cash dividends will be at the discretion of our Board of Directors, subject to applicable law and any contractual restrictions, and will depend on a number of factors, including our results of operations, financial condition, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the filing of this Annual Report, we did not have any equity compensation plans in effect and had not granted any options, restricted stock units or other equity-based awards to our directors, executive officers or employees. In connection with the Merger and the transition to operating as a public company with Independence Power as our primary business, we may in the future adopt one or more equity incentive plans, subject to approval by our Board of Directors and, if required, our stockholders. Any such plans and awards granted thereunder may dilute the ownership interests of existing stockholders.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On December 30, 2025, the Company entered into and completed an Agreement and Plan of Merger by and among the Company, Merger Sub, Independence Power and Independence Investors, pursuant to which Merger Sub merged with and into Independence Power (the “Merger”), with Independence Power continuing as the surviving company and a wholly owned subsidiary of the Company. The Merger was completed in a simultaneous sign and close transaction.

The Merger was accounted for as a “reverse merger,” and Independence Power was deemed to be the accounting acquirer in the Merger. Independence Power was formed on October 22, 2025, for the purpose of acquiring all of the equity interests in Kyma Batteries, and has had no operations prior to completion of its acquisition of Kyma Batteries effective November 1, 2025. Consequently, the financial condition, results of operations and cash flows discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations discussed below are those of Kyma Batteries. References herein to the” Company” and to “Independence Power” include Kyma Batteries, unless the context otherwise requires.

Objective

The objective of our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is to provide users of our financial statements with the following:

•	A narrative explanation from the perspective of management of our financial condition, results of operations, cash flows, liquidity and certain other factors that may affect future results;

•	Useful context to the financial statements; and

•	Information that allows assessment of the likelihood that past performance is indicative of future performance.

This MD&A is provided as a supplement to, and should be read together with, the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2025 and 2024.

Overview

The Company is an energy technology company focused on software-enabled control and management of Battery Energy Storage Systems (“BESS”) deployed at unconventional oil and gas facilities. The Company’s strategy is to support the electrification of compression stations and related upstream infrastructure by integrating BESS into existing power configurations that may include diesel-fueled generators, field gas-fired generators and, where available, utility grid interconnections. The Company’s initial geographic focus is the Permian Basin, located in western Texas and southeastern New Mexico, with potential deployment in other United States basins and selected international markets over time.

Substantially all of the revenue generated by the Company in the year ended December 31, 2025 related to the installation of a battery software management system on the BESS Fleet (101 BESS units representing approximately 241 megawatts of nameplate capacity) acquired by the Cooperative from GridCore. We refer to the installation of the battery software management system on the BESS Fleet as the “GridCore Installation Project.” The Company delivered its battery software management system installation on the GridCore Installation Project pursuant to the GridCore Agreement, and GridCore in turn delivered the entire system to the Cooperative, as end-user. The Company does not own BESS equipment. Instead, capital investment in BESS is expected to be undertaken by the Cooperative and other asset owners serviced by the Company.

While the Company recognized a substantial amount of revenue in connection with the GridCore Installation Project on the BESS Fleet, it is uncertain whether the Company will generate revenues from similar installation projects in the future. Therefore, you should not assume that the Company will generate such revenue from installation projects in the future. See “Item 1A. Risk Factors – We recognized a substantial amount of revenue on the GridCore Installation Project, most of it in the form of a promissory note, but we expect our revenues in the future to be primarily related to servicing BESS, and there can be no assurance that we will be able to enter into similar installation contracts in the future.”

The Company’s revenues in the future are expected to be derived primarily from software license and subscription fees and related services, and, in some cases, from performance-based fees. Additionally, it is expected that the Company and other service providers will provide field operations. For example, the Company has entered into the Asset Management Agreement with the Cooperative, effective October 1, 2025, pursuant to which the Company provides administrative, monitoring, advisory and consulting services, including quarterly business analysis, daily operations of the BESS units, maintenance services, marketing services, customer support for end customers, marketing services and negotiation of rental agreements with end customers. Under the Asset Management Agreement, the Cooperative is obligated to pay to the Company on a quarterly basis an amount calculated as a percentage, to be agreed per the terms of the Asset Management Agreement, of the aggregate gross rental fees that the Cooperative actually receives under all rental agreements with end customers, subject to an aggregate maximum amount. Such fee shall not be less than $5,000 per month per BESS unit (initially, 101 units, with three in reserve). If the parties cannot agree on the percentage and maximum amount of the fee, such terms will be determined by binding arbitration. See “Item 1. Business – Products and Services – Program Management Engagement Related to PaaS Activities.”

As of the date of this Annual Report, the Cooperative, through its subsidiary DBD Express, acquired the initial BESS Fleet, and the Software Platform is expected to be used on that fleet. The timing and scale of deployments of the BESS Fleet units will significantly influence the Company’s near-term operating results. To the extent we are not successful in deploying a significant percentage of the BESS Fleet, our operating results and financial position will be adversely affected.

Basis of Presentation

Because Independence Power is treated as the accounting acquirer, and because Independence Power had no operations prior to its acquisition of Kyma Batteries effective November 1, 2025, the following discussion refers to the historical operations of Kyma Batteries. Kyma Batteries has historically operated as a development-stage enterprise with limited revenue prior to the three months ended September 30, 2025.

Prior to the Merger, the Company’s fiscal year ended on July 31 of each year. Independence Power’s and Kyma Batteries’ fiscal years each end on December 31 of each year. In connection with the Merger and the Company’s acquisition of Independence Power, the Company changed its fiscal year end to December 31.

Kyma Batteries is organized as a limited liability company and, as a wholly disregarded entity for federal tax purposes, its operation results flowed through to its sole member for inclusion in its income tax returns. Accordingly, Kyma Batteries incurred no income tax expense for the periods covered by its financial statements included herein. However, the Company will be subject to income tax in respect of Independence Power’s and Kyma Batteries’ consolidated operations after the closing of the Merger.

Key Factors Affecting Results

Key factors that will affect our results of operations and financial condition include:

•	Pace and extent of BESS deployment and utilization by the Cooperative and its patron members, and by other BESS asset owners of their systems;

•	Independence Power’s ability to win new contracts to provide its management services to other BESS asset owners;

•	Execution and pricing of commercial arrangements for software and services, including the outcome of negotiations with the Cooperative of the percentage pricing model under the Asset Management Agreement;

•	Investment in software development, integration capabilities and personnel;

•	Dependence on a limited number of counterparties (including the Cooperative, Independence TX and a small group of exploration and production and midstream customers);

•	Any increases in headcount or other costs necessary to support delivery of services to the Cooperative under the Asset Management Agreement and to other customers in the future;

•	Regulatory and tax considerations affecting the Cooperative’s and other BESS asset owners’ programs (See “Item 1A. Risk Factors – Our business and customer demand for our offerings depends in large part on government incentives and/or regulations relating to the use of renewable energy and/or energy storage”); and

•	Macroeconomic and industry conditions in the oil and gas sector, including commodity prices and capital spending levels.

In addition, as a consequence of the Merger, the Company’s operations have been materially expanded, which will require the Company to hire additional personnel and implement and apply procedures and processes to Independence Power and its operations in order to address public company regulatory requirements and customary practices. The Company expects to incur significant additional annual expenses as a result.

Results of Operations

To date, Independence Power, through Kyma Batteries, has generated revenue only from the GridCore Installation Project. Future revenue is expected to be generated by Independence Power and to be derived primarily from software license and subscription fees and related services, and, in some cases, from performance-based fees. Operating expenses have consisted primarily of cost of sales, employment, research and development (“R&D”) and general and administrative (“G&A”) costs. The Company reported net income of $68,888,442 for the year ended December 31, 2025 and a net loss of $2,758,042 for the year ended December 31, 2024.

As the BESS Fleet is commissioned and deployed, the Company expects its revenue mix to shift toward recurring software license and subscription fees and related services, with potential performance-based components. The timing and amount of revenue recognized will depend on the specific terms of the Company’s contracts, including whether fees are structured as fixed license fees, usage-based charges, shared-savings components or a combination thereof, and on the utilization patterns of the BESS units.

Comparison of Year Ended December 31, 2025 and 2024

Revenue

We recognized $97.2 million of revenue in the year ended December 31, 2025. We did not recognize any revenue in the year ended December 31, 2024. All of the revenue recognized in the year ended December 31, 2025 was realized under the Master Supply and Services Agreement with GridCore dated September 10, 2025 and related to the installation of the battery software management system on the Bess Fleet. Approximately $10.6 million of this revenue was received in cash during the period, and the remaining $86.6 million in revenue was received in the form of the GridCore Note. There can be no assurances that we will collect all, or any, payments under the GridCore note. See “Item 1A. Risk Factors – We may not receive payments under the GridCore Note” and “— We may not be able to fully realize the value of the collateral securing the GridCore Note or the Cooperative Note.”

Cost of Sales and Gross Profit

We recognized cost of sales of $2.5 million in the year ended December 31, 2025. All of the cost of sales recognized in the in the year ended December 31, 2025 was paid to an affiliate, ITX MicroGrid Development LLC for contract services rendered as part of the Administrative Services Agreement. We did not recognize any cost of sales in the year ended December 31, 2024.

Employment Expense

Employment expense was $688,325 in the year ended December 31, 2025, representing an approximately 9.8% decrease from $762,784 in the year ended December 31, 2024. Employment expense reflects headcount of approximately five and six full-time equivalent employees during the years ended December 31, 2025 and 2024, respectively.

Research and Development Expense

Research and development expense was $1,918,812 in the year ended December 31, 2025, representing an approximately 76.8% increase from $1,085,480 in the year ended December 31, 2024. The increase in research and development expense primarily reflects additional costs incurred in scaling the Software Platform.

General and Administrative Expense

General and administrative expense was $6,362,672 in the year ended December 31, 2025, representing an approximately 599.3% increase from $909,804 in the year ended December 31, 2024. The increase in general and administrative expense primarily reflects expense under a management and consulting services agreement with an affiliate of $4,500,000 ($500,000 per month), which was terminated effective September 30, 2025, and additional lease expense under a new lease of $600,000 ($50,000 per month) with an affiliate commencing January 1, 2025, which was subsequently renewed on January 1, 2026 for an additional year. The Company also incurred additional general and administrative costs in 2025 related to the Merger.

Following completion of the Merger, the Company entered into the Administrative Services Agreement, which is expected to result in increased general administrative costs related to the increased scope of operations and applicable regulatory requirements as a public reporting company. See “Item 7. Certain Relationships and Related Transactions, and Director Independence – Relationships with Independence TX, Independence Power and the Cooperative.”

Tax

We incurred $17,941,976 in income tax expense in the year ended December 31, 2025 as a result of the change in tax status. The Company was organized as a limited liability and, as a wholly disregarded entity for federal tax purposes, incurred no income tax expense for the year ended December 31, 2024.

Liquidity and Capital Resources

Historically, the Company has funded operations through equity contributions from its owner and has had limited revenue. As of December 31, 2025, the Company had cash and cash equivalents of $1,576,367, a note receivable of $86,800,000, of which $21,650,000 is due within one year, and total liabilities of $19,355,914, of which $17,941,976 was related to a net deferred tax liability as a result of the GridCore Note. The Company also has a line of credit agreement with Independence Investors, our majority shareholder, which allows for borrowings up to $4,000,000 for working capital needs.

GridCore Note

At December 31, 2025, the Company’s principal asset was the $86.6 million GridCore Note, issued by GridCore to Kyma Batteries in connection with entry into the GridCore Agreement. The GridCore Note pays semi-annual interest payments at a rate of 4.0% per annum, beginning March 10, 2026, and four equal quarterly principal payments of $21.65 million beginning December 10, 2026, with the final payment due on September 10, 2027. The Company received the first interest payment of approximately $1.7 million under the GridCore Note on March 10, 2026. GridCore may prepay all or a portion of the outstanding principal amount under the GridCore Note at any time and from time to time without premium or penalty. From and after the occurrence and during the occurrence of any event of default under the GridCore Note, the rate of interest on the entire then-outstanding principal amount will increase to 12.0% per annum and Kyma Batteries may declare the entire unpaid principal amount, together with all accrued and unpaid interest, to be immediately due and payable. Such events of default include failure to pay principal or interest, breach of covenants, breach of representation, cross default under the GridCore Agreement or the GridCore Security Agreement, or an insolvency event.

The GridCore Note is secured by the security agreement, dated as of September 10, 2025, by and between GridCore and Kyma Batteries (the “GridCore Security Agreement”). Pursuant to terms of the GridCore Security Agreement, GridCore has pledged a broad range of assets, including its accounts, equipment, intellectual property and inventory, the DBD Express Note, its rights under the DBD Express Security Agreement (as defined below) and the Cooperative Guarantee described below, certain other assets and proceeds from all of the foregoing. Additionally, GridCore assigned to Kyma Batteries all of GridCore’s right, title, and interest in and to, including all proceeds received under the DBD Express Note described below, any and all such collateral.

In connection with the delivery by GridCore to DBD Express of the BESS Fleet, DBD Express issued GridCore the DBD Express Note in the principal amount of $193.42 million, which pays semi-annual interest payments at a rate of the applicable federal rate plus 6.0% per annum, beginning March 10, 2026, and four equal quarterly payments of $48.355 million beginning February 10, 2027, with the final payment due on September 10, 2027. Pursuant to the terms of the DBD Express Note, DBD Express granted to GridCore a first priority security interest in and to all of DBD Express’ right, title, and interest in, to and under the BESS Fleet and related collateral. Further, the Cooperative, DBD Express and GridCore entered into a continuing guaranty agreement (the “Cooperative Guarantee”), pursuant to which the Cooperative absolutely, unconditionally and irrevocably guaranteed to GridCore the full and prompt payment of all obligations of DBD Express to GridCore.

In March 2026, the Company received a scheduled cash interest payment of approximately $1.7 million under the GridCore Note.

There can be no assurances that we will collect all, or any, payments under the GridCore Note. See “Item 1A. Risk Factors – We may not receive payments under the GridCore Note” and “—We may not be able to fully realize the value of the collateral securing the GridCore Note.”

The Company’s primary future cash requirements are expected to include:

•	funding operating losses until sufficient scale in software and services revenues is achieved;

•	supporting software development, integration and support activities;

•	hiring and retaining personnel in engineering, operations and corporate functions; and

•	satisfying working capital needs, including accounts receivable and payables associated with software and services contracts.

Because the Company does not expect to fund BESS equipment purchases, its capital needs are primarily operating in nature. Following the business combination, sources of liquidity consist of existing cash and cash equivalents, cash flows from operations, receipt of interest and principal payments on the GridCore Note and any future capital raised through equity or debt financing.

Management believes that existing cash and cash equivalents, together with expected cash flows from operations and payment of principal and interest on the GridCore Note, will be sufficient to meet anticipated operating requirements for at least twelve months from the date of this Annual Report. Any such assessment should be read in conjunction with any going concern disclosures in the Company’s financial statements.

Cash Flows

Net cash used in operating activities has primarily reflected net losses, partially offset by non-cash charges and changes in working capital. Net cash used in investing activities has been limited and has consisted primarily of capitalized software development costs, if any, and purchases of property and equipment. Net cash provided by financing activities has reflected equity contributions from owners.

The Company expects cash used in operating activities to increase in absolute terms in the near term as it invests in scaling the Software Platform and public-company infrastructure, partially offset by any increases in revenue.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations as of December 31, 2025, consist primarily of lease commitments, service and support contracts and software and cloud services agreements, as described in the notes to its financial statements. The Company does not currently have any material off-balance sheet arrangements, as such term is defined in Item 303 of Regulation S-K.

While the Company expects to enter into additional commercial agreements with the Cooperative, Independence TX and other counterparties, including software license, maintenance and service agreements, such arrangements are not expected to create significant fixed capital commitments with respect to BESS equipment, as ownership and financing of such equipment will reside with the Cooperative and other asset owners.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. The Company considers an accounting policy to be critical if it requires significant management judgment and if different judgments could reasonably be expected to result in materially different financial results.

Critical accounting policies and estimates that are expected to be particularly important to the Company’s financial reporting include:

•	Revenue recognition, including identification of performance obligations in software and services contracts, allocation of transaction price to those obligations, determination of whether the Company acts as principal or agent in arrangements involving multiple parties and timing of revenue recognition for license, subscription and performance-based fees;

•	Capitalization of software development costs, including the determination of when technological feasibility is established and which costs qualify for capitalization; and

•	Income taxes, including the assessment of valuation allowances on deferred tax assets.

A more detailed description of the Company’s critical accounting policies and estimates is included in the notes to its financial statements.

Recent Developments

Effective February 7, 2026, the Company completed the Forward Split (as defined herein). See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Effective March 1, 2026, the Company entered into a line of credit agreement with Independence Investors that allows for advances up to $4 million at 4% interest, with all outstanding principal and unpaid interest due on April 30, 2027.

In March 2026, the Company received a scheduled cash interest payment of approximately $1.7 million under the GridCore Note.

Effective March 27, 2026, the Company entered into the ASA Agreement with Rincon, a related party, whereby Rincon will provide administrative support services to the Company at $30,000 per month plus out-of-pocket expenses. The ASA Agreement can be terminated without penalty upon 30 days’ written notice.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements meeting the requirements of Regulation S-X appear beginning on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 21, 2026, the Board of Directors approved the dismissal of JP Centurion & Partners PLT (“JP Centurion”) as its independent registered accounting firm. Additionally, on January 21, 2026 (the “Engagement Date”), the Board of Directors approved the engagement of Whitley Penn LLP (“Whitley Penn”) as its independent registered accounting firm.

JP Centurion’s report on the Company’s financial statements for the fiscal year ended July 31, 2025 did not contain an adverse opinion or a disclaimer of opinion, nor were such financial statements qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the fiscal year ended July 31, 2025 and the period ended July 31, 2024, and through the Engagement Date, there were no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with JP Centurion on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During the fiscal year ended July 31, 2025 and the period ended July 31, 2024, and through the Engagement Date, there were no “reportable events” (as such term is defined in Item 304 of Regulation S-K).

During the year ended July 31, 2025 and the period ended July 31, 2024, and during the subsequent interim period through the Engagement Date, the Company did not consult with Whitley Penn regarding: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written or oral advice was provided by Whitley Penn that was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, or (ii) any matter that was either the subject of a disagreement or event, as set forth in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As of the end of the year ended December 31, 2025, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to a material weakness in our internal control over financial reporting, as described below.

Report on Management’s Assessment of Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or deterioration in compliance with policies or procedures. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that our internal control over financial reporting was not effective as of that date, due to the following material weakness:

•	the overall control environment does not provide for proper control design;

•	there are minimal personnel and therefore minimal controls designed or operating properly;

•	the control environment lacks segregation of duties between processes;

•	lack of written policies and procedures such as formal employee handbook, job descriptions, formal strategic plan, or budget;

•	no formal review process related to account reconciliations, journal entries, or closing processes;

•

no formal and documented with evidence process for reviewing and finalizing financial statements, thus, several adjusting entries were required to correct material misstatements of the financial statements;

•	the IT control environment was not properly designed or operating; and

•	several individuals at the Company had access to the accounting software, including administrative rights, inappropriate for their role at the company.

These weaknesses and deficiencies have not yet been fully remedied.

Remediation Plan

Management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with GAAP, notwithstanding the control deficiencies identified above.

The Company does not have an active remediation plan in operation at this time. The Company plans to engage additional persons and/or engage consultants to address the identified material weaknesses.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the last fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 1.01 (“Entry into a Material Definitive Agreement”) and Item 2.03 (“Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant”).

On March [27], 2026, we entered into an unsecured Revolving Line of Credit Agreement (the “Credit Agreement”) with, and issued an unsecured Revolving Line of Credit Note (the “Independence Investors Note”) to, Independence Investors pursuant to which Independence Investors has agreed to lend up to $4.0 million to the Company, payable on demand after 30 days’ notice, but in no event later than April 30, 2027. The Independence Investors Note bears interest at the rate of 4.0% per annum. The Credit Agreement contains customary representations, warranties, covenants and events of default.

The foregoing description of the Credit Agreement and Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement and Note, which are filed as Exhibits 10.9 and 10.10 to this Annual Report on Form 10-K and are incorporated herein by reference.

Insider Trading Arrangements

During the year ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding the individuals who serve as our directors and executive officers following the completion of the business combination with Independence Power. Each director holds office until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal.

Name	Age	Position(s) with the Company
David J. Durrett	56	Director
H. Nicholson Carter	79	Director, Chairman of the Board
Todd Parkin	56	Chief Executive Officer; Director
Scott Stephenson	51	President; Chief Financial Officer; Treasurer; Director
Joseph Poling	51	Director
Brian L. Cantrell	66	Director
Mathew Newfield	54	Director

Biographical Information

David J. Durrett – Director

Mr. Durrett has served as a member of the Board since December 30, 2025. Mr. Durrett founded Independence TX, LLC (“Independence TX”), a vertically integrated silica sand mining and logistics platform, in 2020 following the sale of a prior silica sand business he co-founded. Mr. Durrett built the company into the largest private supplier of silica frac sand to leading unconventional oil and gas operators in North America and continues to lead Independence TX as an active operative platform serving leading unconventional oil and gas operators in the Permian Basin and Eagle Ford. Independence TX operates four active mine sites and delivers approximately 800 truckloads of silica frac sand per day to support drilling and completion activity across multiple operating areas. Mr. Durrett has led the ongoing development and scaling of Independence TX’s fully integrated mining, processing, and logistics infrastructure, enabling reliable, high-volume supply into time- and cost-sensitive oilfield operations.

In connection with Independence TX’s operations, Mr. Durrett originated and developed an internal power and energy reliability initiative designed to address off-grid power constraints and operational downtime risks at remote oilfield sites. That initiative was later organized as Kyma Batteries, a then-affiliated battery energy storage and power systems business focused on industrial, energy, and mission-critical infrastructure applications. Kyma Batteries became a wholly-owned subsidiary of Independence Power effective November 1, 2025.

Prior to forming Independence TX, Mr. Durrett co-founded New Birmingham Resources, a silica sand producer serving energy and industrial end markets, and co-founded Damiron Minerals, LLC, an industrial minerals supplier serving the glass and cement industries. Mr. Durrett has also held project leadership roles on large-scale mining, materials and infrastructure initiatives across North America, South America and Europe, and previously served as a project manager on a United Nations-sponsored development initiative in Belize focused on economic sustainability and infrastructure revitalization.

In addition to his operating roles, Mr. Durrett is active in venture capital and growth-stage investing through his family office, with a focus on industrial technology, energy infrastructure, and resource-adjacent businesses. Mr. Durrett has more than two decades of experience building, scaling, and operating industrial and resource-based businesses, with particular expertise in vertically integrated operations, logistics-intensive platforms, and energy-adjacent infrastructure.

H. Nicholson Carter – Director, Chairman

Mr. Carter has served as a member and the Chairman of the Board since December 30, 2025. Mr. Carter has more than three decades of experience in the coal and natural resources industry. Mr. Carter has also served as a director of Alliance Resource Partners, L.P. (NASDAQ: ARLP), a publicly traded master limited partnership, since April 2015. Mr. Carter currently serves on the Audit Committee, Compensation Committee, and Conflicts Committee of the Board of Directors of Alliance Resource Partners, L.P. In September 2014, Mr. Carter retired as President and Chief Operating Officer of Natural Resource Partners L.P. (NYSE: NRP), having served in such capacities since 2002 and in other roles for NRP or its affiliates since 1990. Prior to 1990, Mr. Carter held various positions with MAPCO Coal Corporation and was engaged in the private practice of law.

Mr. Carter previously served on the board of directors, the audit committee and as Chairman of the compensation committee of Community Trust Bancorp, Inc. (NASDAQ: CTBI). Mr. Carter previously served as chairman of the National Council of Coal Lessors for 12 years and as chairman of the West Virginia Chamber of Commerce. He also previously served as a board member of the West Virginia Coal Association, the Indiana Coal Council, the National Mining Association, and ACCCE. Mr. Carter has served as a board member of the Kentucky Coal Association for over 20 years and currently is its Treasurer. Mr. Carter holds Bachelor and Juris Doctorate degrees from the University of Kentucky and a Master of Business Administration degree from the University of Hawaii.

Todd Parkin – Chief Executive Officer; Director

Mr. Parkin has served as our Chief Executive Officer since December 2, 2025 and a member of our Board since December 30, 2025. Mr. Parkin is also a founder and senior executive of Independence Power and related operating entities and has extensive experience in media, broadcast, telecommunications and energy-related ventures. With a career spanning executive roles at Bally’s Sports Networks, MGM Studios, and multiple media startups, Mr. Parkin has overseen the creation and distribution of thousands of live sports events, launched new digital networks, and managed P&Ls exceeding $400 million. He is also a partner at Rincon Alpha, which is a consulting firm. Mr. Parkin holds a Masters of Business Administration from the University of California, Los Angeles.

Scott Stephenson –President; Chief Financial Officer; Treasurer; Director

Mr. Stephenson has served as our President, Chief Financial Officer and Treasurer and as a member of the Board since December 2, 2025. Mr. Stephenson also serves as Chief Financial Officer of Independence Investors, an affiliate of Independence Power and our controlling stockholder, Energizer Systems, LLC. Mr. Stephenson has more than 28 years of experience in finance, accounting and capital markets, including prior roles at Arthur Andersen for three years and as the manager and owner of a CPA firm that handled tax, accounting and attestation services until June 2024. Mr. Stephenson holds a Bachelor of Business Administration from St. Edwards University in Austin, TX and has held a CPA license since July 2001.

Joseph Poling – Director

Mr. Poling has served as a member of the Board since December 30, 2025. Mr. Poling is an investor in and the Chief Executive Officer of XG Compute, an edge compute and artificial intelligence infrastructure platform deploying distributed data center capacity across hospitality and commercial locations. XG Compute has entered into contracts supporting a rollout footprint of up to approximately 9,000 sites, subject to deployment schedules, financing, and customary conditions. As Chief Executive Officer of XG Compete, Mr. Poling is responsible for strategy, capital formation, operating execution, and partner relationships.

Since September 2019, Mr. Poling has served as President and Chief Revenue Officer of Think Consulting, a management consulting firm specializing in organizational transformation, program execution, and operational performance. In this role, he leads commercial strategy and works directly with executive teams on execution-focused initiatives. In connection with certain engagements, Think Consulting has entered into co-advisory arrangements with global professional services firms, including KPMG Consulting and Deloitte Consulting, pursuant to which Mr. Poling serves as a subject-matter expert and provides deployment and execution advisory services. Think Consulting has been recognized by Inc. Magazine as one of America’s Fastest-Growing Private Companies for four consecutive years.

Additionally, from September 2018 to September 2019, Mr. Poling served as a Committee Member of the Technology Innovation Committee at Johns Hopkins Hospital, advising on the evaluation and advancement of internally developed technologies and innovations. From September 2005 through September 2019, Mr. Poling was Co-Founder and Managing Partner of The Stratmore Group, an advisory and acceleration firm serving founder-led and private equity-backed companies. Stratmore was successfully sold in 2018.

Earlier in his career, Mr. Poling served as Senior Vice President of Technology and Operations at eSylvan, and previously co-founded and led operating roles at Eyecon, LLC and Onsite Computer Services, Inc., each of which was later sold. Mr. Poling has more than 25 years of experience building, operating, and scaling technology-enabled and services-based businesses, with a focus on execution discipline, operational infrastructure, and enterprise value creation.

Brian L. Cantrell – Director

Brian L. Cantrell served as Senior Vice President and Chief Financial Officer of Alliance Resource Partners, L.P. (Nasdaq: ARLP) from October 2003 until his retirement in March 2023. While with Alliance, he also served as Senior Vice President and Chief Financial Officer of Alliance Holdings GP, L.P. (Nasdaq: AHGP), the general partner of ARLP, from its initial public offering in May 2006 until its merger with ARLP in May 2018. Prior to joining Alliance, he was President of a telecommunications fiber optic network provider, AFN Communications, LLC, where he had previously served as Executive Vice President and Chief Financial Officer. Mr. Cantrell also has held executive positions with several oil and gas exploration and production companies including as Chief Financial Officer, Treasurer and member of the Board of Directors of Brighton Energy, LLC; Vice President – Finance of KCS Medallion Resources, Inc.; and Vice President – Finance, Secretary and Treasurer of Intercoast Oil and Gas Company. He started his career with the public accounting firm of Peat, Marwick, Mitchell & Co. Mr. Cantrell is a member of the advisory boards of several private companies and firms and is also a former director of Guaranty Bank and Trust Co., Tulsa, OK. Mr. Cantrell is a Certified Public Accountant (retired) and holds a Master of Accountancy (Taxation) and Bachelor of Accountancy from the University of Oklahoma.

Mathew Newfield – Director

Mathew Newfield serves as the President and Chief Technology Officer of Diversified, an audiovisual technology solutions provider, where he leads go-to-market and sales operations, engineering, the project management office and international and innovation. From 2018 to 2022, Mr. Newfield served as the Senior Vice President and Chief Security Infrastructure Officer at Unisys Corporation (NYSE: UIS), in which capacity he led information security, technology infrastructure and risk & compliance functions globally. Mr. Newfield also previously held executive security positions at several technology companies, including BU Information Security Officer & Global Process Officer, Global Managed Security Services of IBM Corporation (NYSE: IBM); Executive Vice President, Operations and Technology, of DDC Advocacy; Senior Director, Global Operations, of RSA; and Vice President, Information Security and Corporate Security, of Cybertrust, Inc. Mr. Newfield is currently a member of the Cybersecurity Maturity Model Certification Accreditation Body (CMMC AB) and the National Technology Security Coalition (NTSC), and was formerly a SANS instructor. Mr. Newfield holds a Bachelor of Science, Industrial and Organizational Psychology from George Mason University.

On February 13, 2026, the Board approved an increase in its size from five to seven members and appointed Brian L. Cantrell and Mathew Newfield as additional independent directors. Each of Mr. Cantrell, Mr. Newfield and Mr. Carter will receive compensation for their services as directors and committee members consistent with the independent director compensation structure approved by the Board. There are no family relationships between any director and any previous or current officers or other directors of the Company. There are no arrangements or understandings between any director, on the one hand, and any other persons, on the other hand, pursuant to which any director was selected as a director.

Corporate Governance

Our Board of Directors is responsible for overseeing our business and affairs and for supervising the management of our business. The Board of Directors has established two standing committees: the Audit Committee and the Compensation Committee. The formation of these committees provides independent oversight of financial reporting and executive compensation, respectively.

Audit Committee

The Audit Committee is composed of Mr. Cantrell (chairperson), Mr. Carter and Mr. Newfield. The Audit Committee is responsible for, among other things:

•	appoint an independent registered public accounting firm to serve as the independent auditors and be directly responsible for the retention, compensation, evaluation, oversight and termination of the independent auditors, who shall report and are accountable to the Audit Committee;

•	approve the scope of audit work and review the reports and recommendations of the independent auditors;

•	discuss with the independent auditors the annual audited financial statements and quarterly financial statements, including the Company’s disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s annual and quarterly reports;

•	review and discuss the adequacy and effectiveness of the Company’s disclosure controls and procedures and its internal control over financial reporting, including any significant deficiencies or changes in internal controls;

•	discuss the independent auditors’ independence with the independent auditors and obtain the letter required by the applicable requirements of the PCAOB confirming the independent auditors’ independence;

•	review annually a written report prepared by the independent auditors;

•	discuss with management the Company’s policies and procedures with respect to the process governing risk assessment and risk management, review any Company policies related to financial risk assessment and management and discuss with management the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

•	oversee as may be appropriate the design and establishment of any internal audit function or processes and the performance thereof;

•	obtain reports from management, the Company’s senior internal auditing executive, if any, and the independent auditors that the Company and its subsidiaries are in conformity with applicable legal requirements and the Company’s Code of Ethics, and advise the Board of Directors accordingly; and

•	review and approve (or ratify where appropriate) all related-party transactions in accordance with the Company's Related Party Transaction Policy.

Compensation Committee

The Compensation Committee is composed of Mr. Newfield (chairperson), Mr. Cantrell, and Mr. Carter. The Compensation Committee is responsible for, among other things:

•	establish, review, modify and approve the Company’s executive compensation philosophy;

•	at least annually (i) review and approve any corporate and performance goals for the Chief Executive Officer, (ii) evaluate the Chief Executive Officer’s performance in achieving established goals and (iii) based on its evaluation and other factors it deems relevant, determine and recommend for approval by the Board the compensation of the Chief Executive Officer;

•	at least annually review and approve any performance goals of all other executive management members who have been determined to be executive officers (and, if applicable, other key employees as it may determine) and determine and approve their compensation;

•	administer, review and exercise all powers and authorities of the Board of Directors with respect to any benefit, equity-based, and annual and long-term incentive compensation plans of the Company and determine and approve grants of awards under such plans to executive management;

•	exercise all powers and authorities of the Board regarding employment, compensation, severance and change-in-control arrangements or agreements with executive officers;

•	oversee the Company’s compliance with SEC and, if applicable, stock exchange rules and regulations regarding shareholder approval of certain executive compensation matters and equity compensation plans, and advisory votes on executive compensation and the frequency of such votes;

•	review any shareholder feedback related to executive compensation matters; and

•	assist with oversight of succession planning and management development process for all executive officers and executive management as it may determine and make recommendations to the Board in connection with succession planning for the Company’s Chief Executive Officer.

Code of Ethics

Our Chief Executive Officer and senior financial officers are required to abide by our Code of Ethics to ensure that our business is conducted in a consistently legal and ethical manner. A copy of the Code of Ethics is filed as Exhibit 14.1 to this Annual Report. We will disclose any future amendments to, or waivers from, provisions of these ethics policies and standards on our website as promptly as practicable, as may be required under applicable SEC rules and, to the extent required, by filing Current Reports on Form 8-K with the SEC disclosing such information.

Insider Trading Policies and Procedures

The Company has adopted an insider trading policy (the “Insider Trading Policy”) applicable to directors, executive officers and employees. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Related Party Transaction Policy

The Company has adopted a related party transaction policy (the “Related Party Transaction Policy”) applicable to related persons. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of the Related Party Transaction Policy .

ITEM 11. EXECUTIVE COMPENSATION

The following discussion describes the material elements of compensation awarded to, earned by or paid to our “named executive officers” (“NEOs”) for the most recent fiscal year for which information is available. Because Independence Power operated as a privately held company prior to the business combination and we qualify as a smaller reporting company, the compensation information provided below is more limited than that required for larger reporting companies.

Summary Compensation

No compensation was paid to our NEOs for the fiscal years ended December 31, 2025 and December 31, 2024. During such periods, the business was managed pursuant to services delivered under the Kyma Services Agreement (as defined herein), see “Item 13. Certain Relationships and Related Transactions, and Director Independence – Certain Business Relationships.”

To date, we have not adopted a formal executive compensation program or policy. Compensation for our executive officers has historically been determined on an informal basis by the board or controlling owners of Independence Power and its affiliates and has primarily consisted of salary and, in some cases, discretionary bonuses.

Following the completion of the Merger, our Board, with the assistance of the compensation committee, expects to develop a more structured compensation program for our executive officers. This program may include base salaries, annual cash incentive opportunities, long-term equity-based incentives, employee benefit programs and perquisites that the Board or compensation committee determines are necessary to attract and retain qualified executives and align their interests with those of our stockholders.

Equity Incentive Compensation

As of December 31, 2025, we did not have any equity compensation plans in effect and had not granted any options, restricted stock units or other equity awards to our executive officers. Following the business combination, we expect to propose an equity incentive plan for approval by our Board and, if required, our stockholders. Any awards granted under such a plan will be determined by the Board or the compensation committee and could dilute the ownership interests of existing stockholders.

Employment Agreements; Change in Control Benefits

Effective December 30, 2025, we entered into an executive employment agreement with each of Todd Parkin (the “Parkin Employment Agreement”) and Scott Stephenson (the “Stephenson Employment Agreement”). Otherwise, as of the date of this Annual Report, we do not have written employment agreements with our executive officers that provide for severance or change-in-control benefits, other than such arrangements, if any, that may exist between Independence Power or its affiliates and our executives.

Employment Agreement with Todd Parkin

Pursuant to the Parkin Employment Agreement dated as of December 30, 2025 between Todd Parkin and the Company, Mr. Parkin serves as Chief Executive Officer of the Company and its wholly owned subsidiary, Independence Power, Inc. The following summary of the material terms of the Parkin Employment Agreement is qualified in its entirety to the full text of the Parkin Employment Agreement filed as Exhibit 10.6 hereto and incorporated by reference herein.

Term: Mr. Parkin’s initial employment term is for a period of three years, subject to earlier termination pursuant to the terms of the Parkin Employment Agreement, and will automatically extend for a one-year period on December 30, 2028 and on each anniversary thereafter, subject to the option of the Company or Mr. Parkin to terminate the automatic extension upon written notice not less than 60 days prior to the end of the then current employment period.

Base Compensation: The Parkin Employment Agreement provides for an initial base salary of $321,000, which may be increased from time to time at the discretion of the Board. Mr. Parkin is entitled to participate in such long-term incentive and/or equity-based incentive compensation programs as may be established and upon the terms and conditions approved by the Board. Mr. Parkin also is entitled to participate in such employee benefit plans and programs of the Company as provided to other similarly situated officers of the Company and as provided in the Parkin Employment Agreement.

Termination for Cause, Resignation without Good Reason: If Mr. Parkin’s employment is terminated for “cause” (as defined in the Parkin Employment Agreement), including due to death or disability (as defined in the Parkin Employment Agreement), or without “good reason” (as defined in the Parkin Employment Agreement), Mr. Parkin (or his estate) is entitled only to his unpaid base salary, unreimbursed expenses and any benefits due to him through his date of termination (collectively, “Parkin Accrued Obligations”).

Termination without Cause or for Good Reason (Other than Following a Change in Control): If Mr. Parkin is terminated without “cause” (including a non-renewal of his employment term by the Company) or if he terminates his employment for “good reason,” he will be entitled to receive any Parkin Accrued Obligations and, in addition, the continuation of his then base salary for a period of 180 days from the date of termination, subject to providing a general release in favor of and in a form satisfactory to the Company.

Indemnification and Insurance. The Parkin Employment Agreement contains indemnification and related expense reimbursement provisions in favor of Mr. Parkin in his capacity as an employee and director of the Company and provides that the Company will maintain directors’ and officers’ liability insurance for Mr. Parkin on terms no less favorable than any other senior executive officer and director of the Company, and such coverage will continue or substantially similar tail coverage will be obtained and continue for a period of not less than four (4) years following a Change in Control (as defined in the Parkin Employment Agreement).

Restrictive Covenants: To protect the Company and its business, the Parkin Employment Agreement obligates Mr. Parkin to comply with confidentiality, non-solicitation, non-competition and non-disparagement requirements during his employment term and, in general, for 24 months thereafter.

Outside Activities and Prior Investments: Under the Parkin Employment Agreement, the Company has agreed that certain identified investments, ownership interests, advisory roles, board positions, consulting arrangements, and other business relationships of Mr. Parkin in entities unrelated to the Company (collectively, the “Parkin Prior Investments”) do not, in and of themselves, constitute a conflict of interest, breach of fiduciary duty, or violation of the Parkin Employment Agreement, and that Mr. Parkin will not be restricted from continuing to participate, manage or maintain such Parkin Prior Investments during the term of his employment. The Company also expressly waives certain corporate opportunity and disclosure expectations in respect of the Parkin Prior Investments, subject to exclusions and conditions set forth in the Parkin Employment Agreement.

Employment Agreement with Scott Stephenson

Pursuant to the Stephenson Employment Agreement dated as of December 30, 2025 between Scott Stephenson and the Company, Mr. Stephenson serves as Chief Financial Officer of the Company and its wholly owned subsidiary, Independence Power, Inc. The following summary of the material terms of the Stephenson Employment Agreement is qualified in its entirety to the full text of the Stephenson Employment Agreement filed as Exhibit 10.7 hereto and incorporated by reference herein.

Term: Mr. Stephenson’s initial employment term is for a period of three years, subject to earlier termination pursuant to the terms of the Stephenson Employment Agreement, and will automatically extend for a one-year period on December 30, 2028 and on each anniversary thereafter, subject to the option of the Company or Mr. Stephenson to terminate the automatic extension upon written notice not less than 60 days prior to the end of the then current employment period.

Base Compensation: The Stephenson Employment Agreement provides for an initial base salary of $321,000, which may be increased from time to time at the discretion of the Board. Mr. Stephenson is entitled to participate in such long-term incentive and/or equity-based incentive compensation programs as may be established and upon the terms and conditions approved by the Board. Mr. Stephenson also is entitled to participate in such employee benefit plans and programs of the Company as provided to other similarly situated officers of the Company and as provided in the Stephenson Employment Agreement.

Termination for Cause, Resignation without Good Reason: If Mr. Stephenson’s employment is terminated for “cause” (as defined in the Stephenson Employment Agreement), including due to death or disability (as defined in the Stephenson Employment Agreement), or without “good reason” (as defined in the Stephenson Employment Agreement), Mr. Stephenson (or his estate) is entitled only to his unpaid base salary, unreimbursed expenses and any benefits due to him through his date of termination (collectively, “Stephenson Accrued Obligations”).

Termination without Cause or for Good Reason (Other than Following a Change in Control): If Mr. Stephenson is terminated without “cause” (including a non-renewal of his employment term by the Company) or if he terminates his employment for “good reason,” he will be entitled to receive any Stephenson Accrued Obligations and, in addition, the continuation of his then base salary for a period of 180 days from the date of termination, subject to providing a general release in favor of and in a form satisfactory to the Company.

Indemnification and Insurance. The Stephenson Employment Agreement contains indemnification and related expense reimbursement provisions in favor of Mr. Stephenson in his capacity as an employee and director of the Company and provides that the Company will maintain directors’ and officers’ liability insurance for Mr. Stephenson on terms no less favorable than any other senior executive officer and director of the Company, and such coverage will continue or substantially similar tail coverage will be obtained and continue for a period of not less than four (4) years following a Change in Control (as defined in the Stephenson Employment Agreement).

Restrictive Covenants: To protect the Company and its business, the Stephenson Employment Agreement obligates Mr. Stephenson to comply with confidentiality, non-solicitation, non-competition and non-disparagement requirements during his employment term and, in general, for 24 months thereafter.

Outside Activities and Prior Investments: Under the Stephenson Employment Agreement, the Company has agreed that certain identified investments, ownership interests, advisory roles, board positions, consulting arrangements, and other business relationships of Mr. Stephenson in entities unrelated to the Company (collectively, the “Stephenson Prior Investments”) do not, in and of themselves, constitute a conflict of interest, breach of fiduciary duty, or violation of the Stephenson Employment Agreement, and that Mr. Stephenson will not be restricted from continuing to participate, manage or maintain such Stephenson Prior Investments during the term of his employment. The Company also expressly waives certain corporate opportunity and disclosure expectations in respect of the Stephenson Prior Investments, subject to exclusions and conditions set forth in the Stephenson Employment Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 27, 2026 by:

•	each person or entity known by us to beneficially own more than 5% of our issued and outstanding Common Stock (aggregate of Class A Common Stock and Class B Common Stock);

•	each of our directors and named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and is based on 41,650,000 shares of Class A Common Stock outstanding as of March 27, 2026 and 224,000,000 shares of Class B Common Stock outstanding as of March 27, 2026. In computing the number of shares beneficially owned by a person listed below and the percentage ownership of such person, all shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 27, 2026 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, we believe that each beneficial owner named below has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such owner.

Name of Beneficial Owner	Amount of Class A Common Stock	Amount of Class B Common Stock	Percentage of Total Common Stock (%)	Percentage of Voting Power (%)
5% Stockholders:
Independence Investors LLC(1)	–	224,000,000	84.3%	98.2%
Energizer Systems, LLC(2)	26,600,000	–	10.0%	*
BESS Rural Energy Cooperative, LCA(3)	62,312,964	–	19.0%	*
Directors and Named Executive Officers:
David J. Durrett(4)	26,600,000	224,000,000	94.3%	99.3%
H. Nicholson Carter(5)	–	–	–	–
Todd Parkin(6)	350,000	–	*	*
Scott Stephenson(7)	–	–	–	–
Joseph Poling(8)	–	–	–	–
All directors and executive officers as a group (5 persons)	26,950,0000	224,000,000	94.5%	99.4%

*	Less than 1%*

(1)	The principal business address of Independence Investors is 14114 N. Dallas Parkway, Suite 200, Dallas, Texas, 75254.

(2)

Energizer Systems is a wholly-owned subsidiary of Independence Investors. Together, Energizer Systems and Independence Investors beneficially own 94.335% of the Company. The principal business address of Energizer Systems is 14114 N. Dallas Parkway, Suite 200, Dallas, Texas, 75254.

(3)	Includes Warrants exercisable for 62,312,964 shares of Class A Common Stock. The principal business address of the Cooperative is 1717 N Street NW STE 1, Washington, District of Columbia 20036.

57

(4)

Includes the 26,600,000 shares of Class A Common Stock held by Energizer Systems and the 32,000,000 shares of Class B Common Stock held by Independence Investors, which David J. Durrett may be deemed to beneficially own as the sole owner of 100% of the limited liability company interests of Independence Investors. The principal business address of David J. Durrett is 14114 N. Dallas Parkway, Suite 200, Dallas, Texas, 75254.

(5)	The principal business address of H. Nicholson Carter is 14114 N. Dallas Parkway, Suite 200, Dallas, Texas, 75254.

(6)

Includes 350,000 shares of Class A Common Stock held by Rincon II LLC over which Mr. Parkin may be deemed to have or share beneficial ownership. The principal business address of Todd Parkin is 14114 N. Dallas Parkway, Suite 200, Dallas, Texas, 75254.

(7)	The principal business address of Scott Stephenson is 14114 N. Dallas Parkway, Suite 200, Dallas, Texas, 75254.

(8)	The principal business address of Joseph Poling is 14114 N. Dallas Parkway, Suite 200, Dallas, Texas, 75254.

Except with respect to the Cooperative, the numbers reflected above do not take into account the shares of Class A Common Stock underlying the Warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a summary of certain transactions and relationships, existing or proposed, in which we have been or will be a participant, the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of our voting securities or their immediate family members had or will have a direct or indirect material interest. We believe that the terms of the transactions and agreements described below were no less favorable to us than those that could have been obtained from unaffiliated third parties.

Policies with Respect to Certain Activities

Article 8 of our A&R Charter provides that we shall not prohibit, to the fullest extent permitted by law, the officers, directors, stockholders, or related parties of the Company from engaging, either directly or indirectly, in the same or similar business activities of the types conducted by the Company.

Control Block Purchase and Recapitalization Arrangements with Energizer Systems

On November 25, 2025, Energizer Systems entered into a common stock purchase agreement with Ms. Jervey Choon, TriUnity’s former majority stockholder and sole director and executive officer. Pursuant to that agreement, Energizer Systems purchased the Control Block from Ms. Choon for an aggregate purchase price of $575,000, representing approximately 63.9% of TriUnity’s outstanding common stock at that time. The transaction closed on November 26, 2025, and resulted in a change in control of TriUnity.

In connection with the change in control, on November 26, 2025, TriUnity entered into the Recapitalization Letter Agreement with Energizer Systems. Under the Recapitalization Letter Agreement, TriUnity agreed, among other things, to amend its articles of incorporation to increase its authorized common stock to 400,000,000 shares and to effect a 7-for-1 forward stock split of its issued and outstanding common stock. Energizer Systems agreed to vote all shares it controls in favor of those amendments. The Recapitalization Letter Agreement further provided that, subject to completion of audited financial statements, TriUnity would pursue an acquisition of Independence Power from Energizer Systems in exchange for shares of its common stock. Upon completion of the Merger on the Closing Date, Independence Investors, together with Energizer Systems, beneficially own 94. 33% of the Company.

Energizer Systems is a wholly-owned subsidiary of Independence Investors and an affiliate of Independence Power. Accordingly, Energizer Systems is a holder of more than 5% of our voting securities and an affiliate of our principal operating business following the merger with Independence Power, and the Recapitalization Letter Agreement constitutes a related-party arrangement.

Certain Business Relationships

Following the Merger described in this Annual Report, Independence Power is our wholly owned subsidiary and principal operating business. Independence Power is affiliated with Independence TX, an oilfield services business that is expected to act as an operator and service provider in connection with deployment of BESS owned by the Cooperative. Independence TX is majority owned and controlled by David J. Durrett, a member of our Board who is also the sole member and manager of Independence Investors, the controlling stockholder of the Company. IPAS Asset Management is also affiliated with Mr. Durrett.

Scott Stephenson, our President, Chief Financial Officer and Treasurer, as well as a member of our Board, also serves as the Chief Financial Officer of Independence TX, IPAS Asset Management and Independence WI, as well as the Chief Executive Officer of Independence Investors. Independence Investors, our controlling stockholder, is an affiliate of Independence TX. As a result, transactions between our company (including Independence Power), Independence TX and the Cooperative generally will be considered related-party transactions. Because Mr. Stephenson holds positions with both the Company and other Independence companies, and because Independence Investors is an affiliate of Independence TX and Independence Power, these arrangements will constitute related-party transactions.

IPAS Asset Management uses the resources of certain other affiliate entities that are affiliated with David J. Durrett. Additionally, Scott Stephenson is an officer for each of those affiliate entities. Todd Parkin, our Chief Executive Officer, also serves as the Chief Executive Officer of IPAS Asset Management.

As described under “Item 1. Business—Program Management Engagement Related to PaaS Activities” the Cooperative, through its wholly-owned subsidiary DBD Express, acquired an initial fleet of 101 modified containerized BESS units from GridCore. Through its subsidiary Kyma Batteries, Independence Power has entered into the Asset Management Agreement with the Cooperative Parties under which Independence Power will provide deployment, operational management and related services for the BESS fleet. The Company’s embedded operating system and Software Platform are expected to be used in connection with the operation of this fleet at centralized battery rental yards and field sites pursuant to commercial arrangements with the Cooperative and the Company. We expect the Asset Management Agreement to effectively assume the long-term operational services under the GridCore Agreement.

Additionally, the Company through Independence Power and Kyma Batteries, its wholly owned subsidiaries, is also party to agreements with certain affiliates of Independence Investors, including the Administrative Services Agreements and the Commercial Lease between Independence WI and Kyma Batteries.

Effective as of January 6, 2026, the Company entered into the Administrative Services Agreement with IPAS Asset Management pursuant to which IPAS Asset Management will provide certain administrative and payroll services to the Company, including, without limitation: staffing, recruiting, and training employees; developing, advising, and establishing employee policies; providing accounting services; managing payroll processing and payment; offering financial advice and consulting services; preparing appraisal reports; and obtaining such other services as may be required by the Company. IPAS Asset Management will obtain resources from certain other affiliated entities to perform the administrative services described in the Administrative Services Agreement. The Company will pay to IPAS Asset Management the cost of such services based on IPAS Asset Management’s operating costs, plus a nominal amount. The Administrative Services Agreement has a one-year term, subject to automatic renewal, and may be terminated by either party without penalty on 30 day’s notice. We plan to use related-party administrative services on an interim basis, although we may continue to use such services for an extended period of time. The Company will pay IPAS Asset Management a nominal fee, plus reimburse all expenses incurred by IPAS Asset Management while performing the services.

In connection with entry into the Administrative Services Agreement, we terminated the Management and Consulting Services Agreement between Independence TX and Kyma Batteries (the “Kyma Services Agreement”), pursuant to which, in exchange for a monthly management fee of $500,000, Independence TX oversees the day-to-day operations of Kyma Batteries, assists the key management staff of Kyma Batteries, assists with overall strategic planning including the development of growth models and goal setting, and performing any and all other management services requested by Kyma Batteries and its management.

Pursuant to the Commercial Lease, Independence Power leases property from Independence WI in Wisconsin for 12-month periods, beginning January 1, 2025 and renewed for January 1, 2026, for a monthly payment of $50,000. The premises are used as warehouse, research and development, and office spaces as well as other uses and services necessarily related thereto.

On March [27], 2026, we entered into the Credit Agreement with, and issued the Independence Investors Note to, Independence Investors pursuant to which Independence Investors has agreed to lend up to $4.0 million to the Company, payable on demand after 30 days’ notice, but in no event later than April 30, 2027. See “Item 9B. Other Information”.

Other Relationships

Except as described above and as otherwise disclosed in this Annual Report and the documents incorporated herein by reference, we are not aware of any transaction since the beginning of our last fiscal year, or any currently proposed transaction, in which:

•	we were or are to be a participant;

•	the amount involved exceeds $120,000; and

•	any of our directors, executive officers, holders of more than 5% of our voting securities or their immediate family members had or will have a direct or indirect material interest.

The Board of Directors has adopted a formal written policy for the review, approval and ratification of related-party transactions in accordance with Item 404 of Regulation S-K.

Related Party Transaction Policy

The Related Party Transaction Policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which (a) the Company or any of it subsidiaries was or will be a participant, (b) where the aggregate amount involved will or may be expected to exceed the lesser of (i) $120,000 in any fiscal year or (ii) one percent (1%) of the average of the Company's total assets at year end for the last two completed fiscal years and (c) in which a related person had, has, or will have a direct or indirect material interest.

A “related person” means (i) any director or executive officer of the Company, (ii) any nominee for director, (iii) any shareholder beneficially owning more than five percent (5%) of any class of the Company’s voting securities or (iv) any immediate family member of a director or executive officer of the Company or of any nominee for director.

The Audit Committee is responsible for reviewing and approving in advance any transactions with a related person in accordance with the Related Party Transaction Policy. Any request for such a transaction must first be presented to the Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, the Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to the Audit Committee, including, but not limited to, the extent of the related party’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

Director Independence

The Board of Directors has affirmatively determined that each of the members of the Audit Committee, Mr. Cantrell, Mr. Carter and Mr. Newfield, (i) satisfy the independence standards set forth in Rule 10A-3 under the Securities Exchange Act and the Nasdaq independence and experience requirements applicable to members of an audit committees and (ii) qualify as an audit committee financial expert within the meaning of SEC regulations. The Board of Directors has affirmatively determined that each of the members of the Compensation Committee, Mr. Cantrell, Mr. Newfield and Mr. Carter meet Nasdaq independence requirements applicable to members of compensation committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firms, (i) JP Centurion for the fiscal year ended July 31, 2025 and period ended July 31, 2024 and (ii) Whitley Penn for the fiscal year ended December 31, 2025 and 2024. The Company engaged JP Centurion & Partners PLT as its independent registered public accounting firm from July 1, 2024 through January 21, 2026. On January 21, 2026, the Company engaged Whitley Penn as its independent registered public accounting firm. See “Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” for more information.

Fee Category	2025	2024
JP Centurion
Audit Fees(1)	$18,300	$8,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$18,300	$8,500

Fee Category	2025	2024
Whitley Penn
Audit Fees(1)	$90,215	$-
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total Fees	$90,215	$-

(1)

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

(2)	The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

(3)	The category of “Tax services” includes tax compliance, tax advice, tax planning.

(4)	The category of “All other fees” generally includes advisory services related to accounting rules and regulations.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	See Financial Statements beginning on page F-1 hereof.

(2)	Schedules:

Financial statement schedules have been omitted because they are not applicable or because equivalent information has been included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit
Number	Description of Document

2.1

Agreement and Plan of Merger, dated December 30, 2025, by and among Independence Power Holdings, Inc. (f/k/a TriUnity Business Services Limited), TriUnity Merger Sub Inc., Independence Power, Inc. and Independence Investors LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

3.1	Amended and Restated Articles of Incorporation of Independence Power Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

3.2	Amended and Restated Bylaws of Independence Power Holdings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026),

10.1

Senior Secured Promissory Note, dated as of September 10, 2025, issued by GridCore Infrastructure, LLC, in favor of Kyma Batteries LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

10.2

Security Agreement, dated as of September 10, 2025, by and between GridCore Infrastructure, LLC and Kyma Batteries LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

10.3

Master Supply and Services Agreement, dated as of September 10, 2025, by and between GridCore Infrastructure, LLC and Kyma Batteries LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

10.4

Warrant to Purchase Class A Common Stock, dated December 30, 2025, issued by Independence Power Holdings, Inc. to BESS Rural Cooperative, LCA (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

10.5

Employment Agreement, dated as of December 30, 2025, by and between Independence Power Holdings, Inc. and Todd Parkin (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).*

10.6

Employment Agreement, dated as of December 30, 2025, by and between Independence Power Holdings, Inc. and Scott Stephenson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).*

10.7

Administrative Services Agreement, dated as of January 5, 2026, by and between Independence Power Holdings, Inc., Independence Power, Inc., Kyma Batteries, LLC and IPAS Asset Management, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).

10.8	Form of Indemnification Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2026).*

10.9	Revolving Line of Credit Agreement dated March 1, 2026, between Independence Investors LLC, as lender, and Independence Power Holdings, Inc., as borrower

10.10	Revolving Line of Credit Note dated March 1, 2026

10.11	Administrative Services Agreement, dated March 27, 2026, between Independence Power Holdings, Inc. and Rincon II LLC.

14.1	Code of Ethics

16.1	Letter from JP Centurion & Partners PLT re change in certifying accountant (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 30, 2026).

19.1	Insider Trading Policy

23.1	Consent of Whitley Penn LLP

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

Independence Power Holdings, Inc.

INDEX TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Independence Power Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Independence Power Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company's auditor since 2025.

/s/ Whitley Penn LLP

Dallas, Texas

March 31, 2026

Independence Power Holdings, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,576,367	$67,607
Accrued interest receivable	1,068,577	-
Current portion of note receivable	21,650,000	-
Prepaid expenses and other current assets	282,893	229,713
Total current assets	24,577,837	297,320

Property, machinery and equipment
Right-of-use operating lease asset-related party	588,490	-
Property, machinery and equipment, net	588,490	-

Other assets:
Long-term note receivable, net of currently due	64,950,000	-
Contract asset	2,394,598	-
Patents	298,945	268,205
Total other assets	67,643,543	268,205

Total assets	$92,809,870	$565,525

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$530,038	$213,550
Payables to related parties	283,833	15,658
Accrued and other liabilities	11,577	42,168
Operating lease obligation, current portion-related party	588,490	-
Total current liabilities	1,413,938	271,376

Deferred tax liability	17,941,976	-

Total liabilities	19,355,914	271,376

Shareholders' equity:
Class A common stock; par value $0.0001; 566,000,000 shares authorized;
41,650,000 and 0 shares issued and outstanding, respectively	4,165	-
Class B common stock; par value $0.0001; 224,000,000 shares authorized;
224,000,000 and 224,000,000 shares issued and outstanding, respectively	22,400	22,400
Preferred stock; par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	10,446,991	3,029,791
Retained earnings (deficit)	62,980,400	(2,758,042)
Total shareholders' equity	73,453,956	294,149

Total liabilities and shareholders' equity	$92,809,870	$565,525

See accompanying notes to consolidated financial statements.

Independence Power Holdings, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	2025	2024

Revenue	$97,207,466	$-

Cost of sales	2,500,000	-

Gross profit	94,707,466	-

Operating expenses:
Employment expenses	688,325	762,784
Research and development expenses	1,918,812	1,085,480
General and administrative expenses	6,362,672	909,804
Total operating expenses	8,969,809	2,758,068

Operating income (loss)	85,737,657	(2,758,068)

Other income
Interest income	1,068,577	26
Other income, net	24,184	-
Total other income	1,092,761	26

Income (loss) from operations before income taxes	86,830,418	(2,758,042)

Provision for income taxes	17,941,976	-

Net income (loss)	$68,888,442	$(2,758,042)

Net income (loss) per common share
Basic	$0.31	$(0.01)
Diluted	$0.31	$(0.01)

Weighted average number of common shares outstanding
Basic	224,228,219	224,000,000
Diluted	224,228,219	224,000,000

See accompanying notes to consolidated financial statements.

Independence Power Holdings, Inc.

Consolidated Statements of Changes in Shareholders' Equity

For the Years Ended December 31, 2025 and 2024

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balances-January 1, 2024	-	$-	-	$-	224,000,000	$22,400	$(22,400)	$-	$-

Contributions	-	-	-	-	-	-	3,052,191	-	3,052,191

Net loss	-	-	-	-	-	-	-	(2,758,042)	(2,758,042)

Balances-December 31, 2024	-	$-	-	$-	224,000,000	$22,400	$3,029,791	$(2,758,042)	$294,149

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances-December 31, 2024	-	$-	-	$-	224,000,000	$22,400	$3,029,791	$(2,758,042)	$294,149

Reverse acquisition, net of transaction costs	-	-	41,650,000	4,165	-	-	17,602	-	21,767

Contributions	-	-	-	-	-	-	5,005,000	-	5,005,000

Distributions	-	-	-	-	-	-	-	(3,150,000)	(3,150,000)

Issuance of warrants	-	-	-	-	-	-	2,394,598	-	2,394,598

Net income	-	-	-	-	-	-	-	68,888,442	68,888,442

Balances-December 31, 2025	-	$-	41,650,000	$4,165	224,000,000	$22,400	$10,446,991	$62,980,400	$73,453,956

See accompanying notes to consolidated financial statements.

Independence Power Holdings, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024
Cash flows from operating activities
Net income (loss)	$68,888,442	$(2,758,042)
Reconciliation of net income (loss) to cash used by operating activities:
Amortization of right-of-use operating lease asset	564,045	-
Deferred tax expense	17,941,976	-
Changes in assets and liabilities:
Accrued interest receivable	(1,068,577)	-
Prepaid expenses and other current assets	(53,180)	(229,713)
Issuance of long-term note receivable	(86,600,000)	-
Accounts payable	316,488	213,550
Payables to related parties	268,175	15,658
Operating lease obligation-related party	(564,045)	-
Accrued and other liabilities	(30,591)	42,168
Net cash used by operating activities	(337,267)	(2,716,379)

Cash flows from investing activities:
Purchases of patents	(30,740)	(268,205)
Net cash used by investing activities	(30,740)	(268,205)

Cash flows from financing activities
Contributions	5,005,000	3,052,191
Distributions paid	(3,150,000)	-
Reverse merger acquisition	21,767	-
Net cash provided by financing activities	1,876,767	3,052,191

Net increase in cash and cash equivalents	1,508,760	67,607

Cash and cash equivalents, beginning of year	67,607	-
Cash and cash equivalents, end of year	$1,576,367	$67,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Fair value of warrants issued for contract asset	$2,394,598	$-
Right-of-use and operating lease addition-related party	$1,152,535	$-

See accompanying notes to consolidated financial statements.

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

A. Nature of Business

Independence Power Holdings, Inc. (the “Company” or “IPHI”), a Nevada corporation, f/k/a TriUnity Business Services Limited, was formed on April 30, 2024. The Company’s corporate office is located in Dallas, Texas.

On December 30, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Independence Power, Inc. and its wholly owned subsidiary Kyma Batteries LLC (collectively “Independence Power”), and the sole stockholder of Independence Power, Independence Investors LLC, a Delaware limited liability company (“Independence Investors”). Pursuant to the Merger Agreement, the Company agreed to exchange the outstanding common shares of Independence Power held by Independence Investors for 32,000,000 shares of Class B common stock of the Company. Independence Power became a wholly owned subsidiary of IPHI. At the time of the Merger Agreement, Independence Investors also held 3,800,000 shares of the Company’s Class A common stock indirectly through a wholly owned subsidiary. As a result of the Merger Agreement, Independence Investors, directly and indirectly through a subsidiary entity, owned approximately 94.3% of the issued and outstanding Class A and Class B common shares.

The Merger Agreement was accounted for as a reverse asset acquisition in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, IPHI has been treated as “acquired” for financial reporting purposes. Independence Power has been determined to be the “accounting acquirer” because Independence Power maintains control of the Board of Directors and management of the combined company and the operations of Independence Power constitute the only ongoing operations of the combined company. Under this method of accounting, the ongoing financial statements of the registrant reflect the net assets of Independence Power and IPHI at historical cost, with no goodwill or other intangible assets recognized, and the historical Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows reflect the historical activity of Independence Power.

The Company’s primary business activity is the software and hardware development, implementation and installation of an industrial battery management and monitoring system for high voltage battery storage systems. The Company’s operations are currently based in Texas and Wisconsin.

Liquidity

As shown in the accompanying financial statements, the Company has not generated recurring revenue and has incurred operating losses during recent years. As of December 31, 2025, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations.

As further discussed in Note D, in August 2025, the Company successfully installed and energized its battery management and monitoring system on a high voltage battery storage system at its Wisconsin facility. In September 2025, the Company successfully deployed and energized its battery management and monitoring system on numerous battery storage systems in the West Texas Permian Basin. In September 2025, the Company entered into a Master Supply and Services Agreement (“the Agreement”) with GridCore Infrastructure LLC (“GridCore”), which resulted in the sale of the Company’s battery management and monitoring system to GridCore for $10.6 million in cash and a Note Agreement for $86.6 million. The Company received an interest payment of $1.7 million in March 2026.

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

In October 2025, the Company entered into an Asset Management Agreement with DBD Express I LLC (”DBD”), a subsidiary of BESS Rural Electric Cooperative, to provide asset management and battery deployment to DBD’s BESS battery fleet. The Agreement calls for a minimum monthly fee of $5,000 per BESS battery unit deployed. The Company anticipates deploying the first BESS units in March 2026, generating a recurring revenue fee under this agreement.

The Company’s majority shareholder has additional capital that can be used to fund any working capital needs the Company may have over the next twelve months. Subsequent to December 31, 2025, the Company and the majority shareholder entered into a line of credit agreement for up to $4,000,000 for the Company to use for working capital. Management believes that with this capital, the interest and principal payments under the Note Agreement, the exercising of the warrants, and the Agreement entered into with DBD, the Company will be able to continue as a going concern for at least one year after the date that these financial statements are available to be issued.

B. Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements have been prepared conformity with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying financial statements are consolidated and include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Segment Information

The Company manages its business activities and operates in a single operating and reportable segment. Operating segments are defined as components of a public entity that engages in business activities and for which discrete financial information and operating results are available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Company’s Chief Executive Officer (“CEO”) has been determined to be the chief operating decision maker of the Company. The CEO uses net income, as reported on our income statements, to assess financial performance and allocate resources. The CEO manages and evaluates the results of the Company and net income is used to evaluate key operating decisions, such as making strategic acquisitions, determining transaction structures to capitalize on the Company’s business plan, and allocating resources for general and administrative expenditures. The CEO does not review balance sheet assets when assessing segment performance and deciding how to allocate resources. All significant segment expenses are presented separately on the Company’s statement of operations. There are no other significant segment expenses or other segment items that would require disclosure.

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make various assumptions, judgments and estimates to determine the reported amounts of assets, liabilities, and expenses. Changes in these assumptions, judgments, and estimates will occur as a result of the passage of time and the occurrence of future events and, accordingly, actual results could differ significantly from amounts previously reported. The more significant areas requiring the use of assumptions, judgments and estimates in these financials include cash flow inputs for impairment analysis and fair value of equity instruments issued with contracts. While management believes these estimates are reasonable, changes in facts and assumptions, or the discovery of new information may result in revised estimates. Actual results could differ from these estimates, and it is reasonably possible these estimates could be revised in the near term, and these revisions could be material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2025 and 2024, the Company had cash equivalents. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses related to amounts in excess of FDIC limits.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and do not typically bear interest. The Company regularly monitors and assesses its risk of not collecting amounts owed by customers, including the outstanding note receivable. The Company operates in the renewable energy services industry and its accounts receivables are primarily derived from rural electric cooperatives.

At each balance sheet date, the Company recognizes an expected allowance for credit losses. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for its eligible assets. The Company also considers subsequent collections of accounts receivable balances received after the balance sheet date through the date before the financial statements are available to be issued when determining its allowance estimate. As necessary, the Company will adjust historical data used in the estimation to reflect current conditions. This estimate is calculated on a pooled basis where similar risk characteristics exist. If applicable, accounts receivable are evaluated individually when they do not share similar risk characteristics which could exist in circumstances where amounts are considered at risk or uncollectible.

The allowance estimate is derived from a review of the Company’s historical losses based on the aging of receivables. The Company believes historical loss information is a reasonable starting point in which to calculate the expected allowance for credit losses as the Company’s customers have remained constant since the Company’s inception. Since inception, the Company has not incurred any credit losses. As a result, management has determined that no allowance for credit losses is necessary.

The Company writes off receivables when there is information that indicates the debtor is facing significant financial difficulty and there is no possibility of recovery. If any recoveries are made from any accounts previously written off, they will be recognized in income (or an offset to credit loss expense) in the year of recovery. The Company incurred no write-offs for the years ended December 31, 2025 and 2024.

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an annual basis as of the date of the balance sheet. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate.

If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value and is recorded in the period the determination was made. Based upon management’s assessment, there was no impairment of long-lived assets as of December 31, 2025 and 2024.

Revenue

The Company recognizes revenue based on the transfer of control to the customer, reflecting the consideration expected to be received in exchange for our services and products. The Company assesses customers’ ability and intention to pay based on factors such as historical payment experience and financial condition, and we typically bill customers on a monthly basis. Contracts with customers are generally on 30 day payment terms. Contracts may include bundled pricing covering multiple performance obligations, such as monitoring services, maintenance services and mobilization services. In these instances, the Company allocates the transaction price to each performance obligation identified in the contract based on relative stand-alone selling prices, or estimates of such prices, and recognize revenue as control of each product or service is transferred to the customer.

In September 2025, the Company entered into a Master Supply and Services Agreement (“the Agreement”) with GridCore Infrastructure LLC (“GridCore”) whereby the Company would provide the design, manufacture and integration of its proprietary battery management system to GridCore’s existing fleet of Battery Energy Storage Systems unit (“the BESS units”). The contract price was $97.2 million, of which the Company received a cash down payment of $10.6 million on September 11, 2025. The remaining purchase price of $86.6 million was paid in the form of a secured promissory note issued by GridCore calling for semi-annual interest payments beginning March 10, 2026 and quarterly principal payments of $21.65 million beginning December 10, 2026, with the final payment due on September 10, 2027.

The Company successfully installed, deployed and energized its battery management and monitoring system on the BESS units during September 2025, establishing the Placed-In-Service date for the BESS units effective on September 26, 2025, effectively satisfying the Company’s contractual obligations under the $97.2 million supply agreement.

In October 2025, upon GridCore’s sale of its BESS battery fleet to DBD Express I LLC (“DBD”), the Company entered into an Asset Management Agreement with DBD, a subsidiary of BESS Rural Electric Cooperative, to provide asset management and battery deployment to DBD’s BESS battery fleet. The Agreement calls for a minimum monthly fee of $5,000 per BESS battery unit deployed. The Company anticipates deploying the first BESS units in March 2026, generating a recurring revenue fee under this agreement.

At December 31, 2025, the Company determined the $86.6 million note receivable from GridCore plus required interest payments are fully collectible.

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

Patents

The costs incurred for developing patents are capitalized as an intangible asset. Patents are amortized under the straight-line method from the date of issuance over the shorter of 20 years or its expected economic life. As of December 31, 2025, one patent had been issued and is being amortized over nineteen years.

Right-Of-Use Assets and Lease Obligations

The Company has a lease for its office space and certain equipment. A lease provides the lessee the right to control the use of an identified asset for a period of time in exchange for consideration. Operating lease right-of-use assets and finance lease right-of-use assets (collectively “ROU assets”) represent the Company’s right to use an underlying asset for the lease term. Operating lease liabilities and finance lease liabilities (collectively, “lease liabilities”) represent the Company’s obligation to make lease payments arising from the lease. The Company determines if an arrangement is a lease at inception. ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company excludes short-term leases having initial terms of 12 months or less from ROU assets and lease liabilities and recognizes rent expense on a straight-line basis over the lease term.

Operating leases are included in right-of-use operating lease asset-related party and operating lease obligations on the accompanying consolidated balance sheets. Finance leases are included in property and equipment and finance lease liabilities on the accompanying consolidated balance sheets.

The discount rate used to determine the commencement date present value of lease payments is the interest rate implicit in the lease, or when that is not readily determinable, the Company utilizes the applicable risk-free rate in effect at the time of the lease inception. ROU assets include any lease payments required to be made prior to commencement and exclude lease incentives. Both ROU assets and lease liabilities exclude variable payments not based on an index or rate, which are treated as period costs. The Company’s lease agreements do not contain significant residual value guarantees, restrictions, or covenants.

The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. When determining the probability of exercising such options, the Company considers contract-based, asset-based, entity-based, and market-based factors. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For these leases, there may be variability in future lease payments as the amount of non-lease component is typically revised from one period to the next.

At December 31, 2025, the Company had an operating lease for office, warehouse and manufacturing space with a related party which required a right-of-use operating lease asset and operating lease obligation.

Fair Value Measurement

Certain of the Company’s assets and liabilities are measured at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon inputs that market participants would use in pricing an asset or liability, which are characterized according to a fair value hierarchy that prioritizes those inputs based on the degree to which they are observable. Observable inputs represent market data obtained from independent sources, whereas inputs that are generally less observable from objective sources reflect management’s estimates and assumptions and are used if observable inputs are not reasonably available without undue cost and effort.

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

The three input levels are as follows:

•	Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies.

•	Level 3 — Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The Company classifies financial assets and liabilities based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input requires judgment that may affect the valuation and its placement within the hierarchy levels.

The carrying values of financial instruments, including accounts payable and accrued liabilities approximate fair value due to the short-term maturity of these instruments. The carrying value of the note receivable approximates fair value due to being at market rates. The carrying value of the warrants are based on Level 3 inputs, as more fully described in Note F.

Research and Development Expenses

In September 2025, FASB issued ASU 2025-06, an updated guidance to ASC 350-40, Intangibles, Goodwill and Other-Internal-Use Software. The Company has adopted the guidance of the ASU effective January 1, 2025. Under the updated guidance, there are two criteria to be met for entities to begin capitalizing software costs.

As of December 31, 2025, the Company has concluded it has not yet reached both criteria, and has charged to expense all research and development expenses incurred. Research and development expenses are charged to expense as incurred as they relate to design and development and totaled $1,918,812 and $1,085,480 for the years ended December 31, 2025 and 2024, respectively.

Income Taxes

Income taxes have been accounted for in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

Basic and Diluted Earnings (Loss) per Share

The Company adheres to the provision of ASC 260, “Earnings Per Share”, which specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held commons stock.

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed in the same way as basic earnings (loss) per common share except the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive share for the years ended December 31, 2025 and 2024. The Company had 62,312,964 and no antidilutive shares as of December 31, 2025 and 2024, respectively, related to outstanding warrants.

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures ("ASU 2023-09”), which updates income tax disclosures related to the effective income tax rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The guidance is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively, with early adoption permitted. The Company adopted ASU 2023-9 as of January 1, 2025 and did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclose additional information about certain costs and expenses included in relevant expense captions presented on the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures.

On January 1, 2025, the Company adopted Financial Accounting Standards Board Accounting Standards Update (“ASU”) 2025-05: Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for an entity to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets as well as provide a policy election to consider subsequent collections of balances received after the balance sheet date through a date selected by the entity. The Company applied the standard on a prospective basis to its eligible assets of accounts receivable and contract assets. There was no material impact on the Company’s results of operations or financial condition upon adoption of the new standard.

In September 2025, the FASB issued ASU 2025-06, Intangibles, Goodwill and Other-Internal Use Software (“ASU 2025-06”), which provides new criteria for evaluating when entities can begin capitalizing software costs under ASC 340-40, Intangibles – Goodwill and Other, Internal-Use Software. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027 on either a prospective basis, retrospective basis or via a modified prospective transition method, with early adoption permitted. The Company adopted this standard for fiscal year 2025, effective January 1, 2025. The adoption of ASU 2025-06 had no impact to fiscal 2024, as the Company previously expensed all software costs in accordance with ASC 340-40

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

C. Reverse Merger Acquisition

On December 30, 2025, the Company entered into a Merger Agreement by and among the Company, Independence Power, and Independence Investors. Pursuant to the Merger Agreement, the Company agreed to exchange the outstanding common shares of Independence Power held by Independence Investors for 32,000,000 pre-split shares of Class B common stock of the Company. Independence Power became a wholly owned subsidiary of IPHI. At the time of the Merger Agreement, Independence Investors also held 3,800,000 shares of the Company’s Class A common stock indirectly through a wholly owned subsidiary. As a result of the Merger Agreement, Independence Investors, directly and indirectly through a subsidiary entity, owned approximately 94.3% of the issued and outstanding Class A and Class B common shares.

The Merger Agreement was accounted for as a reverse asset acquisition in accordance with U.S. generally accepted accounting principles (“GAAP”). Under this method of accounting, IPHI has been treated as “acquired” for financial reporting purposes. Independence Power has been determined to be the “accounting acquirer” because Independence Power maintains control of the Board of Directors and management of the combined company and the operations of Independence Power constitute the only ongoing operations of the combined company. Under this method of accounting, the ongoing financial statements of the registrant reflect the net assets of Independence Power and IPHI at historical cost, with no goodwill or other intangible assets recognized, and the historical Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows reflect the historical activity of Independence Power.

Under the terms of the Merger Agreement, the Company issued 32,000,000 pre-split shares of Class B common stock to the sole stockholder of Independence Investors in exchange for all issued and outstanding common shares. The Company recorded additional paid-in capital of $347,096 related to the Merger Agreement.

D. Revenue Recognition

Revenues from Contracts with Customers

Asset Management and Deployment Services under DBD Contract

Asset management and deployment services are recognized monthly based on the number of BESS battery systems deployed to End Customer, and upon fulfilment of the Company’s monthly performance obligations under the contract.

Performance Obligations under DBD Contract

The Company’s contractual performance obligations include performing monitoring and maintenance of the BESS battery systems, deployment of BESS battery systems to End Customer locations, End Customer support, and negotiation of rental agreement with End Customers, as defined in the contract and subject to approval by DBD.

During the years ended December 31, 2025 and 2024, there were no revenues earned from this contract, as no BESS battery systems were deployed during these periods.

Equity Instruments Issued as Consideration

In connection to the DBD contract, the Company issued warrants to purchase 62,312,964 Class A common shares of the Company on December 30, 2025. The warrants were accounted for under ASC 815 and ASU 2025-04 utilizing the Black Scholes valuation methodology, resulting in the Company recording a Contract Asset from the DBD contract of $2,394,598 on the accompanying consolidated balance sheets. The Contract Asset will be amortized over the life of the DBD contract.

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

Battery Management and Monitoring System Contract

In September 2025, the Company entered into an Agreement with GridCore whereby the Company would provide the design, manufacture and integration of its proprietary battery management system to GridCore’s existing fleet of BESS battery systems. The contract price was $97.2 million, of which the Company received a cash down payment of $10.6 million on September 11, 2025. The remaining purchase price of $86.6 million was paid in the form of a secured promissory note issued by GridCore calling for semi-annual interest payments beginning March 10, 2026 and quarterly principal payments of $21.65 million beginning December 10, 2026, with the final payment due on September 10, 2027.

Performance Obligations under Battery Management and Monitoring System Contract

The Company’s contractual performance obligations included delivery of the BESS battery systems and necessary Power Conversion Systems to a rental yard capable of charging the BESS battery systems, commission the Company’s proprietary battery management system onto the BESS battery systems, and all other services necessary to achieve Final Acceptance and Placed-In Service status. The Company successfully delivered, installed, deployed and energized its battery management and monitoring system on the BESS units during September 2025, establishing the Placed-In-Service date for the BESS battery systems, effectively satisfying the Company’s contractual obligations under the Agreement.

E. Patents

As of December 31, 2025 and 2024, the Company had multiple filed patents in various stages toward issuance, and the Company had capitalized $298,945 and $268,205 in patent related costs, respectively. One patent was issued in July 2025. There was no amortization expense on patents during the years ended December 31, 2025 and 2024. The Company anticipates amortization expense charged to expense over the next five years will be immaterial to the Company.

F. Shareholders’ Equity

Effective December 30, 2025, the Company amended its articles of incorporation to convert existing common shares outstanding prior to the amendment to a new Class A common stock, to create a Class B common stock, to create a preferred stock and increase the authorized shares of all classes of stock from 75,000,000 to 800,000,000. Class A common stockholders have a voting right of 1 vote per share held. Class B common shareholders have a voting right of 10 votes per share held.

As a result of the amendment, the Company has three classes of stock, Class A, Class B and Preferred. All classes carry a par value of $0.0001 per share. As of December 31, 2025 and 2024, the Company’s authorized capital consists of 566,000,000 shares of Class A common stock. As of December 31, 2025 and 2024, the Company’s authorized capital consists of 224,000,000 shares of Class B common stock. As of December 31, 2025 and 2024, the Company’s authorized capital consists of 10,000,000 shares of preferred stock.

On December 30, 2025, the Company approved a 7 for 1 forward stock split of all classes of issued and outstanding common stock and warrants. The forward stock split became effective February 7, 2026. As such, all outstanding shares in the consolidated financial statements are presented as if the forward stock split occurred at the beginning of each fiscal year.

Pursuant to the Merger Agreement, the Company issued 224,000,000 shares of Class B common stock of the Company to Independence Investors in exchange for all outstanding common shares of Independence Power. Independence Power became a wholly owned subsidiary of IPHI. Class B shares can be converted to Class A shares at any time by Class B shareholders at a one-to-one ratio.

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

Pursuant to the Merger Agreement, the Company issued 41,650,000 Class A common shares to existing shareholders of record. The Company incurred transaction costs of $347,096.

During 2025 and prior to the Merger Agreement, the Company received $5,005,000 in contributions from Independence Investors and the Company paid a distribution to Independence Investors of $3,150,000.

As of December 31, 2025 and 2024, the Company had a total of 41,650,000 and no shares of Class A common stock issued and outstanding, respectively. As of December 31, 2025 and 2024, the Company had a total of 224,000,000 and 224,000,000 shares of Class B common stock issued and outstanding, respectively. As of December 31, 2025 and 2024, the Company had no preferred shares issued and outstanding.

On December 30, 2025, the Company issued warrants to purchase 62,312,964 Class A common shares of the Company on December 30, 2025. The warrants meet the requirements of equity classification due to their provisions that do not require cash settlement or variable settlement features. At the time of issuance, the Company utilized a Black-Scholes model to estimate the fair value of the warrants, which included assumptions such as risk-free interest rate, volatility, and expected term to estimate the fair value of the warrants. The most sensitive assumption the Company used in determining the fair value of the warrants is volatility. The Company developed a comparable volatility using publicly available data of peer group companies. The Company notes that that an increase or decrease in expected volatility could have a material impact on the fair value of the warrants, and the Company's actual volatility may differ from the assumption used. The following assumptions were used to fair value the warrants:

Warrants
Expected volatility	93.8%
Risk-free interest rate	4.5%
Dividend yield	-
Term (years)	0.42

G. Income Taxes

Income taxes have been accounted for in accordance with ASC 740, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The note receivable from GridCore is considered an installment sale under the Internal Revenue Code and treated as a timing difference in the Company’s tax computations. As such, the Company will recognize taxable income from the note receivable as principal and interest payments are received.

Income tax expense (benefit) for 2025 and 2024 consisted of the following:

	2025	2024

Computed expected tax expense (benefit)	$18,234,388	$-
Amount attributable to pre-merger income (loss)	(282,484)
Change in valuation allowance	(9,928)	-
Total provision for income taxes	$17,941,976	$-

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets relate entirely to its net operating loss carryforwards. The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred tax assets are as follows:

	2025	2024
Deferred tax assets and liabilities:
Net operating loss carryforwards	$244,024	$-
Deferred gain on installment sale	(18,186,000)	-
Valuation allowance	-	-
Net deferred tax liability	$(17,941,976)	$-

H. Leases

The Company determines if an arrangement is a lease at inception. Any operating lease is included in operating lease right-of-use (“ROU”) asset and operating lease obligation in our consolidated balance sheets. Operating lease expense is included in general and administrative expenses on the consolidated statements of operations. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. If the lease does not provide an implicit rate of return, the Company will use the applicable risk-free interest rate in effect at the time of the lease inception in determining the present value of lease payments.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company had a short-term lease for its corporate office in 2024, which expired in February 2025 and was not renewed. In January 2025, the Company entered into a one year lease with a related party for office, warehouse and manufacturing space in Wisconsin for $50,000 per month. The lease was renewed for an additional one year term ending December 31, 2026. At December 31, 2025 and 2024, the Company had an operating lease obligation of $588,490 and $0, respectively, which is reflected as a current liability on the accompanying consolidated balance sheets.

The components of lease expense during the years ended December 31, 2025 and 2024 are as follows:

	2025	2024

Operating lease cost	$600,000	$-
Short-term lease cost	17,650	169,000
Total lease expense	$617,650	$169,000

Weighted average lease term and discount rate as of December 31, 2025 and 2024 are as follows:

	2025	2024
Weighted average remaining lease term (years)	1	-
Weighted average discount rate on operating leases	4.25%	-

Independence Power Holdings, Inc. Notes to Consolidated Financial Statements December 31, 2025 and 2024

I. Commitments and Contingencies

Litigation

Occasionally, the Company is subject to legal proceedings, disputes and claims that arise in the ordinary course of business. The Company’s operations are subject to extensive and rapidly changing federal and state environmental, health and safety and other laws and regulations. The Company is not a party to any litigation that would have a material impact to the Company’s operations.

J. Related Party Transactions

The Company has certain reimbursement transactions with an affiliate entity under common ownership with its majority shareholder. The affiliate entity had paid for certain expenses on behalf of the Company and subsequently reimburses the affiliate for these costs. The Company had a payable to the affiliate of $133,833 and $15,658 at December 31, 2025 and 2024, respectfully, which is included in Payables to related parties on the accompanying consolidated balance sheets.

Effective January 1, 2025, the Company has a management agreement with Independence TX LLC, an affiliate, whereby the affiliate provides management services, including executive services, to the Company for $500,000 per month. During year ended December 31, 2025, the Company paid $4,500,000 for these services, which was recorded in General and administrative expenses on the accompanying consolidated statements of operations. This agreement was terminated effective September 30, 2025.

Effective January 1, 2025, the Company has an office and warehouse lease agreement with Independence WI LLC, an affiliate, whereby the Company leases office and warehouse space in Wisconsin for $50,000 per month. During the year ended December 31, 2025, the Company paid $450,000 for these services. At December 31, 2025, the Company had a related party payable under this lease agreement of $150,000, which is included in Payable to related parties on the accompanying consolidated balance sheets.

In September, 2025, the Company paid $2,500,000 to ITX Micro Grid Development LLC for contract services rendered as part of the Master Supply and Services Agreement.

Effective December 30, 2025, the Company entered into an Administrative Services Agreement (the “ASA Agreement”) with IPAS Asset Management, LLC (“IPAS”), a related party, whereby IPAS will provide administrative support services to the Company at IPAS’s actual expenses incurred plus a $10 administrative fee. The agreement can be terminated without penalty upon 30 days written notice.

K. Subsequent Events

Management has evaluated all subsequent events for potential recognition or disclosure through March 31, 2026, which is the date these financial statements were available to be issued.

Effective February 7, 2026, the Company completed a 7 for 1 forward stock split of its Class A and Class B common stock. All share amounts in the consolidated financial statements have been adjusted for the forward stock split.

Effective March 1, 2026, the Company entered into a line of credit agreement with Independence Investors, its majority shareholder, that allows for advances up to $4 million at 4% interest, with all outstanding principal and unpaid interest due on April 30, 2027.

In March 2026, the Company received an interest payment of approximately $1.7 million under the GridCore note, as per the agreement’s terms.

Effective March 27, 2026, the Company entered into an Administrative Services Agreement (the “ASA Agreement”) with Rincon II LLC (“Rincon”), a related party, whereby Rincon will provide administrative support services to the Company at $30,000 per month plus out-of-pocket expenses. The ASA Agreement can be terminated without penalty upon 30 days’ written notice

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDEPENDENCE POWER HOLDINGS, INC.

Date: March 31, 2026

	By:	/s/ Todd Parkin
Todd Parkin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Scott Stephenson
Scott Stephenson
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Todd Parkin and Scott Stephenson, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstituting, for and in the name, place and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2026.

Signature	Title	Date

/s/ Todd Parkin	Todd Parkin	March 31, 2026
Chief Executive Officer (Principal Executive Officer) and Director

/s/ Scott Stephenson	Scott Stephenson	March 31, 2026
Chief Financial Officer (Principal Financial and Accounting Officer) and Director

H. Nicholson Carter
Director, Chairman of the Board

David J. Durrett
Director

Joseph Poling
Director

/s/ Brian L. Cantrell	Brian L. Cantrell	March 31, 2026
Director

/s/ Mathew Newfield	Mathew Newfield	March 31, 2026
Director

65