Form 10-Q
period 2026-03-31
Independence Power Holdings, Inc.
filed 2026-05-12
CIK 2025878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended March 31, 2026

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

The registrant has two classes of common stock: Class A Common Stock, $0.0001 par value per share, of which 70,450,000 shares were outstanding as of May 12, 2026, and Class B Common Stock, $0.0001 par value per share, of which 195,200,000 shares were outstanding as of May 12, 2026.

SIGNATURES	13

2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws. Forward-looking statements include, among other things, statements about our business strategy, our industry, our expected capital expenditures and the impact of such expenditures on our performance, management changes, current and potential future long-term contracts, and our future business and financial performance. These statements are based on current expectations and beliefs of management and are subject to a number of risks, uncertainties and assumptions that are difficult to predict and many of which are beyond our control.

Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would,” “could” and similar expressions. Actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including, among others, those described in any risk factors we may file from time to time and elsewhere in this Quarterly Report. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

•

global geopolitical risks, including the war between Russia and Ukraine, the Israel and Hamas conflict, the war between Israel, Iran and the United States, other continued or escalated hostilities in the Middle East and U.S. intervention in Venezuela, which could each affect the stability and continued recovery of oil and gas markets;

•	uncertainty regarding methods by which the growing demand for power generation will be met in both the short and long term;

3

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

•	technological advancements in well completion technologies and our ability to expand our product and service offerings;

•	competitive conditions in our industry;

•	inability to fully protect our intellectual property rights;

•	actions taken by our customers, competitors and third-party operators;

•	changes in the availability and cost of capital;

•	our ability to successfully implement our business strategy;

•	increases in tax rates or the enactment of taxes that specifically impact exploration and production related operations resulting in an increase in the amount of taxes owed by us;

•	the effects of existing and future laws, rulings, governmental regulations and accounting standards and statements (or the interpretation thereof) on us and our customers;

•	cyber-attacks targeting systems and infrastructure used by the power generation and oil and natural gas industries;

•	credit markets;

•	business acquisitions;

•	natural or man-made disasters and other external events that may disrupt our manufacturing operations;

•	environmental and climate change regulations and policies, and the impact of such regulations and policies on us and our customers;

•	the timing of regulatory proceedings and approvals, and the impact of such proceedings and approvals on us and our customers;

•	health, safety and environmental risks;

•	uncertainty regarding our future operating results; and

•	plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.

Additional information concerning these and other factors can be found in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026 (“2025 Form 10-K”). We cannot control such risk factors and other uncertainties, and in many cases, cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties should be considered when evaluating us and deciding whether to invest in our securities. Except as otherwise required by law, we undertake no obligation to publicly update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

4

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements (Unaudited)

Independence Power Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,552,375	$1,576,367
Accrued interest receivable	199,329	1,068,577
Current portion of note receivable	43,300,000	21,650,000
Prepaid expenses and other current assets	204,955	282,893
Total current assets	45,256,659	24,577,837
Other assets
Property and equipment	1,890,000	-
Right-of-use operating lease asset, related party	443,183	588,490
Long-term note receivable, net of currently due	43,300,000	64,950,000
Contract asset	2,394,598	2,394,598
Patents	306,995	298,945
Total other assets	48,334,776	68,232,033

Total assets	$93,591,435	$92,809,870

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$21,826	$530,038
Payables to related parties	230,766	283,833
Accrued and other liabilities	-	11,577
Operating lease obligation, related party	443,183	588,490
Total current liabilities	695,775	1,413,938

Long-term liabilities:
Line of credit, related party	1,800,000	-
Net deferred tax liability	17,878,989	17,941,976

Total liabilities	20,374,764	19,355,914

Shareholders' equity
Class A common stock; par value $0.0001; 566,000,000 shares authorized; 41,650,000 shares issued and outstanding	4,165	4,165
Class B common stock; par value $0.0001; 224,000,000 shares authorized; 224,000,000 shares issued and outstanding	22,400	22,400
Preferred stock; par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	10,446,991	10,446,991
Retained earnings	62,743,115	62,980,400
Total shareholders' equity	73,216,671	73,453,956

Total liabilities and shareholders' equity	$93,591,435	$92,809,870

See accompanying notes to condensed consolidated financial statements.

Independence Power Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Revenue	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
Employment expenses	227,071	204,455
Research and development expenses	122,375	895,015
General and administrative expenses	814,067	1,906,785
Total operating expenses	1,163,513	3,006,255

Operating loss	(1,163,513)	(3,006,255)

Other income (expense)
Interest income	868,567	-
Interest expense – related party	(5,326)	-
Total other income (expense)	863,241	-

Loss from operations before income taxes	(300,272)	(3,006,255)

Benefit for income taxes	(62,987)	-

Net loss	$(237,285)	$(3,006,255)

Net loss per common share
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic	265,650,000	224,000,000
Diluted	265,650,000	224,000,000

See accompanying notes to condensed consolidated financial statements.

Independence Power Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
OPERATING CASH FLOW
Net loss	$(237,285)	$(3,006,255)
Adjustments to reconcile net loss to operating cash flow
Amortization of lease asset, related party	145,307	-
Deferred tax benefit	(62,987)	-
Changes in assets and liabilities
Accrued interest receivable	869,248	-
Prepaid expenses and other current assets	77,938	177,514
Accounts payable	(508,212)	(166,099)
Payables to related parties	(53,067)	1,636,640
Operating lease obligation, related party	(145,307)	-
Accrued and other liabilities	(11,577)	(42,168)
Operating cash flow	74,058	(1,400,368)

INVESTING CASH FLOW
Purchases of patents	(8,050)	-
Purchases of property and equipment	(1,890,000)	-
Investing cash flow	(1,898,050)	-

FINANCING CASH FLOW
Contributions	-	1,425,000
Borrowings on line of credit, related party	1,800,000	-
Financing cash flow	1,800,000	1,425,000

Net (decrease) increase in cash and cash equivalents	(23,992)	24,632

Cash and cash equivalents, beginning of period	1,576,367	67,607
Cash and cash equivalents, end of period	$1,552,375	$92,239

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

Independence Power Holdings, Inc.

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three Months Ended March 31, 2026 and 2025

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balances-January 1, 2026	-	$-	41,650,000	$4,165	224,000,000	$22,400	$10,446,991	$62,980,400	$73,453,956

Net loss	-	-	-	-	-	-	-	(237,285)	(237,285)

Balances-March 31, 2026	-	$-	41,650,000	$4,165	224,000,000	$22,400	$10,446,991	$62,743,115	$73,216,671

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balances-January 1, 2025	-	$-	-	$-	224,000,000	$22,400	$3,029,791	(2,758,042)	$294,149

Contributions	-	-	-	-	-	-	1,425,000	-	1,425,000

Net loss	-	-	-	-	-	-	-	(3,006,255)	(3,006,255)

Balances-March 31, 2025	-	$-	-	$-	224,000,000	$22,400	$4,454,791	$(5,764,297)	$(1,287,106)

See accompanying notes to condensed consolidated financial statements.

Independence Power Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The primary business activity of Independence Power Holdings, Inc (the “Company” or “IPHI”), a Nevada corporation, f/k/a TriUnity Business Services Limited, is the software and hardware development, implementation and installation of industrial battery management and monitoring systems for high voltage battery storage systems. The Company’s proprietary battery-management, telemetry, and microgrid-control software (the “Software Platform”) for Battery Energy Storage Systems (“BESS”) is targeted to be deployed to end markets, including data centers, energy, and other commercial and industrial sectors.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. The condensed consolidated financial statements are unaudited, and in management’s opinion, include all adjustments, including normal recurring adjustments and accruals necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026 or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in our 2025 Form 10-K.

There have been no material changes in our significant accounting policies as described in our audited consolidated financial statements included in our 2025 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company has not generated recurring revenue and has incurred operating losses during recent years. As of March 31, 2026, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. Please see note 4 for discussion regarding the Company’s contracts and current business developments. In March 2026, to further enhance the Company’s liquidity position, we entered into a credit agreement with Independence Investors pursuant to which Independence Investors agreed to lend up to $4.0 million to the Company, payable on demand after 30 days’ notice, but in no event later than April 30, 2027. As of March 31, $2.2 million was available to be drawn on the line of credit.

2. Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The ASU includes a comprehensive list of required interim disclosures and adds a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is evaluating ASU 2025-11 to determine its impact on the Company’s disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclose additional information about certain costs and expenses included in relevant expense captions presented on the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures.

3. Reverse Merger Acquisition

On December 30, 2025, the Company entered into a merger agreement (the “Merger Agreement”) by and among the Company, Independence Power Inc. (“Independence Power”), and Independence Investors LLC (“Independence Investors”). Pursuant to the Merger Agreement, the Company agreed to exchange the outstanding common shares of Independence Power held by Independence Investors for 32,000,000 pre-split shares of Class B common stock of the Company. Independence Power became a wholly owned subsidiary of IPHI. At the time of the Merger Agreement, Independence Investors also held 3,800,000 shares of the Company’s Class A common stock indirectly through a wholly owned subsidiary. As a result of the Merger Agreement, Independence Investors, directly and indirectly through a subsidiary entity, owned approximately 94.3% of the issued and outstanding Class A and Class B common shares.

The Merger Agreement was accounted for as a reverse asset acquisition in accordance with GAAP. Under this method of accounting, IPHI has been treated as “acquired” for financial reporting purposes. Independence Power has been determined to be the “accounting acquirer” because Independence Power maintains control of the Board of Directors and management of the combined company and the operations of Independence Power constitute the only ongoing operations of the combined company. Under this method of accounting, the ongoing financial statements of the registrant reflect the net assets of Independence Power and IPHI at historical cost, with no goodwill or other intangible assets recognized, and the historical Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Shareholders’ Equity, and Statements of Cash Flows reflect the historical activity of Independence Power.

Under the terms of the Merger Agreement, the Company issued 32,000,000 pre-split shares of Class B common stock to the sole stockholder of Independence Investors in exchange for all issued and outstanding common shares. The Company recorded additional paid-in capital of $347,096 related to the Merger Agreement for the year ended December 31, 2025.

4. Revenue Recognition

Revenues from Contracts with Customers

In October 2025, the Company, through its subsidiary Kyma Batteries LLC (“Kyma Batteries”) or its assignee entered into an asset management agreement (the “Asset Management Agreement” or the “DBD contract’) with BESS Rural Energy Cooperative LCA (the “Cooperative”) and DBD Express I, LLC (“DBD Express”) for the management of 101 utility scale batteries representing 241 megawatts of nameplate capacity (the “BESS Fleet” and each individual battery a "BESS Unit”) which DBD Express acquired from GridCore Infrastructure, LLC (“GridCore”) for approximately $216.9 million in 2025.

Asset Management and Deployment Services under DBD Contract

Asset management and deployment services are recognized monthly based on the number of BESS Units deployed to customers of DBD Express (the “End Customer”), and upon fulfillment of the Company’s monthly performance obligations under the DBD contract.

Performance Obligations under DBD Contract

The Company’s contractual performance obligations include performing monitoring and maintenance of the BESS Fleet, deployment of BESS Units to End Customer locations, End Customer support, and negotiation of rental agreements with End Customer, as defined in the respective contract and subject to approval by End Customer.

During the three months ended March 31, 2026 and 2025, there were no revenues earned from the DBD contract, as no BESS Units were deployed during these periods.

Equity Instruments Issued as Consideration

In connection with the DBD contract, the Company issued the Cooperative warrants to purchase 62,312,964 Class A common shares of the Company (the “Warrants”) on December 30, 2025. The Warrants were accounted for under ASC 815 and ASU 2025-04 utilizing the Black Scholes valuation methodology, resulting in the Company recording a Contract Asset from the DBD contract of $2,394,598 on the accompanying condensed consolidated balance sheets. The Contract Asset will be amortized over the life of the DBD contract.

Battery Management and Monitoring System Contract

In September 2025, the Company entered into a master supply and services agreement (the “GridCore Agreement” or “Battery Management and Monitoring System Contract”) with GridCore whereby the Company would provide the design, manufacture and integration of its Software Platform on the BESS Fleet. The contract price was $97.2 million, of which the Company received a cash down payment of $10.6 million on September 11, 2025. The remaining purchase price of $86.6 million was paid in the form of a secured promissory note issued by GridCore (the “GridCore Note”) calling for semi-annual interest payments beginning in March 2026 and quarterly principal payments of $21.65 million beginning in December 2026, with the final payment due in September 2027. The Company received the first interest payment of approximately $1.7 million under the GridCore Note in March 2026.

Performance Obligations under Battery Management and Monitoring System Contract

The Company’s contractual performance obligations included delivery of the BESS Fleet and necessary Power Conversion Systems to a rental yard capable of charging the BESS Fleet, commission the Company’s Software Platform onto the BESS Fleet, and all other services necessary to achieve Final Acceptance and Placed-In Service status. The Company successfully delivered, installed, deployed and energized its Software Platform on the BESS Fleet during September 2025, establishing the Placed-In-Service date for the BESS Fleet, effectively satisfying the Company’s contractual obligations under the GridCore Agreement.

5. Patents

The Company has multiple filed patents in various stages toward issuance. As of March 31, 2026 and December 31,2025, the Company had capitalized $306,995 and $298,945, respectively, in patent related costs. One patent was issued in July 2025. There was no amortization expense on patents during the three months ended March 31, 2026 and 2025. The Company anticipates amortization expense over the next five years will be immaterial to the Company.

6. Shareholders’ Equity

As of March 31, 2026 and December 31, 2025, the Company had a total of 41,650,000 shares of Class A common stock issued and outstanding. As of March 31, 2026 and December 31, 2025, the Company had a total of 224,000,000 shares of Class B common stock issued and outstanding. As of March 31, 2026 and December 31, 2025, the Company had no preferred shares issued and outstanding.

On December 30, 2025, the Company issued the Warrants to the Cooperative. The Warrants meet the requirements of equity classification due to their provisions that do not require cash settlement or variable settlement features. At the time of issuance, the Company utilized a Black-Scholes model to estimate the fair value of the Warrants, which included assumptions such as risk-free interest rate, volatility, and expected term to estimate the fair value of the Warrants. The most sensitive assumption the Company used in determining the fair value of the Warrants is volatility. The Company developed a comparable volatility using publicly available data of peer group companies. The Company notes that an increase or decrease in expected volatility could have a material impact on the fair value of the Warrants, and the Company's actual volatility may differ from the assumption used. The following assumptions were used to fair value the Warrants:

Warrants
Expected volatility	93.8%
Risk-free interest rate	4.5%
Dividend yield	-
Term (years)	0.42

Effective February 7, 2026, the Company completed a 7 for 1 forward stock split of its Class A and Class B common stock. All share amounts in the condensed consolidated financial statements have been adjusted for the forward stock split.

7. Income Taxes

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

Income tax expense (benefit) consisted of the following:

	For the Three Months Ended March 31,
	2026	2025
Computed expected tax benefit	$(62,987)	$-
Total benefit for income taxes	$(62,987)	$-

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

	For the Three Months Ended March 31,
	2026	2025
Deferred tax assets and liabilities:
Net operating loss carryforwards	$307,011	$-
Deferred gain on installment sale	(18,186,000)	-
Net deferred tax liability	$(17,878,989)	$-

8. Leases

The Company determines if an arrangement is a lease at inception. Any operating lease is included in operating lease right-of-use (“ROU”) asset and operating lease obligation in our condensed consolidated balance sheets. Operating lease expense is included in general and administrative expenses on the condensed consolidated statements of operations. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. If the lease does not provide an implicit rate of return, the Company will use the applicable risk-free interest rate in effect at the time of the lease inception in determining the present value of lease payments.

Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company had a short-term lease for its corporate office in 2024, which expired in February 2025 and was not renewed. In January 2025, the Company entered into a one-year lease with a related party, Independence WI LLC, for office, warehouse and manufacturing space in Wisconsin for $50,000 per month. The lease was renewed for an additional one-year term ending December 31, 2026. At March 31, 2026 and December 31, 2025, the Company had an operating lease obligation of $443,183 and $588,490, respectively, which is reflected as a current liability on the accompanying condensed consolidated balance sheets.

The components of lease expense are as follows:

	For the Three Months Ended March 31,
	2026	2025
Operating lease cost	$150,000	$150,000
Short-term lease cost	-	17,650
Total lease expense	$150,000	$167,650

Weighted average lease term and discount rate are as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)	0.75	1
Weighted average discount rate on operating leases	4.25%	4.25%

9. Related Party Transactions

The Company has certain reimbursement transactions with an affiliate entity under common ownership with its majority shareholder. The Company had a payable to the affiliate of $230,766 and $283,833 at March 31, 2026 and December 31, 2025, respectively, which is included in payables to related parties on the accompanying condensed consolidated balance sheets.

Effective January 1, 2025, the Company had a management agreement with Independence TX LLC, an affiliate, whereby the affiliate provided management services, including executive services, to the Company for $500,000 per month. During the three months ended March 31, 2025, the Company paid $1,500,000 for these services, which was recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations. This agreement was terminated effective September 30, 2025.

Effective January 1, 2025, the Company has an office and warehouse lease agreement with Independence WI LLC, an affiliate, whereby the Company leases office and warehouse space in Wisconsin for $50,000 per month. During the three months ended March 31, 2026 and 2025, the Company paid $150,000 for these services. At March 31, 2026 and December 31, 2025, the Company had a related party payable under this lease agreement of $0 and $150,000, respectively, which is included in payable to related parties on the accompanying condensed consolidated balance sheets.

Effective December 30, 2025, the Company entered into an Administrative Services Agreement (the “ASA Agreement”) with IPAS Asset Management, LLC (“IPAS”), a related party, whereby IPAS will provide administrative support services to the Company at IPAS’s actual expenses incurred plus a $10 administrative fee. The agreement can be terminated without penalty upon 30 days written notice. At March 31, 2026 and December 31, 2025, the Company had a related party payable under the ASA Agreement of $60,185 and $0, respectively, which is included in payables to related parties on the accompanying condensed consolidated balance sheets.

Effective in March 2026, the Company entered into an Administrative Services Agreement (the “ASA Agreement”) with Rincon II LLC (“Rincon”), a related party, whereby Rincon will provide administrative support services to the Company at $30,000 per month plus out-of-pocket expenses. The ASA Agreement can be terminated without penalty upon 30 days’ written notice. At March 31, 2026, the Company had a related party payable under this lease agreement of $30,000 which is included in payables to related parties on the accompanying condensed consolidated balance sheets.

In March 2026, we entered into a credit agreement with Independence Investors pursuant to which Independence Investors agreed to lend up to $4.0 million to the Company, payable on demand after 30 days’ notice, but in no event later than April 30, 2027. The line of credit bears interest at a rate of 4.0% per annum. As of March 31, $2.2 million was available to be drawn on the line of credit.

10. Basic and Diluted Earnings (Loss) per Share

The Company adheres to the provision of ASC 260, “Earnings Per Share”, which specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held commons stock.

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed in the same way as basic earnings (loss) per common share except the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the three months ended March 31, 2026 and 2025. The Company had 62,312,964 antidilutive shares as of March 31, 2026 and December 31, 2025, related to outstanding warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to “we,” “us,” “our,” or the “Company” refer to Independence Power Holdings, Inc. (either individually or together with its subsidiaries, as the context requires). The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying financial statements and related notes. The following discussion contains “forward-looking statements” that reflect our plans, estimates, beliefs and expected performance. Our actual results may differ materially from those anticipated as discussed in these forward-looking statements as a result of a variety of risks and uncertainties, including those described above in “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report and “Risk Factors” included in our 2025 Form 10-K, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements except as otherwise required by law.

Overview

The Company’s primary business activity is the software and hardware development, implementation and installation of industrial battery management and monitoring systems for high voltage battery storage systems. The Company’s Software Platform for BESS is targeted to be deployed to end markets, including data centers, energy, and other commercial and industrial sectors.

The Cooperative, is an independent separate legal entity organized in April 2025 as a rural electric cooperative. It is responsible for owning and leasing BESS equipment to its patron-members, qualifying for and monetizing investment tax credits and receiving any refundable direct-pay credits under applicable tax provisions. The Cooperative does not operate, dispatch or market power; those functions are expected to be performed by Independence Power pursuant to the Asset Management Agreement and other patron-member operators under separate agreements, with Independence Power also supplying the software and control layer.

The Cooperative, through its wholly-owned affiliate, DBD Express, is the owner of the BESS Fleet, 101 utility scale batteries representing 241 megawatts of nameplate capacity, which it acquired from GridCore for approximately $216.9 million in 2025.

In 2025, the Company installed its Software Platform on the BESS Fleet. The Company delivered its Software Platform installation services pursuant to the GridCore Agreement. We refer to the installation of the Software Platform on the BESS Fleet as the “GridCore Installation Project.” GridCore in turn delivered the entire system to the Cooperative, as end-user. Based on an independently executed Battery Energy Storage System Placed-in-Service Certificate dated October 26, 2025, and a related Technical Addendum thereto, each executed by a licensed professional engineer in the State of Texas following on-site inspection and testing, the BESS Fleet was determined to be fully installed, energized, and ready for its intended operational use as of September 26, 2025.

The contract price was $97.2 million, of which the Company received a cash down payment of $10.6 million on September 11, 2025. The remaining purchase price of $86.6 million was paid in the form of a secured promissory note issued by GridCore calling for semi-annual interest payments beginning in March 2026 and quarterly principal payments of $21.65 million beginning in December 2026, with the final payment due in September 2027. The Company received the first interest payment of approximately $1.7 million under the GridCore Note in March 2026 and recognized interest income of $868,567 during the three months ended March 31, 2026.

While the Company recognized a substantial amount of revenue in connection with the GridCore Installation Project on the BESS Fleet, it is uncertain whether the Company will generate revenues from similar installation projects in the future. Therefore, you should not assume that the Company will generate such revenue from installation projects in the future. We recognized a substantial amount of revenue on the GridCore Installation Project, most of it in the form of a the GridCore Note, but we expect our revenues in the future to be primarily related to servicing BESS, and there can be no assurance that we will be able to enter into similar installation contracts in the future.

The Company’s revenues in the future are expected to be derived primarily from software license and subscription fees and related services, and, in some cases, from performance-based fees. Additionally, it is expected that the Company and other service providers will provide field operations.

For example, the Company has entered into the Asset Management Agreement with the Cooperative, effective October 1, 2025, pursuant to which the Company provides administrative, monitoring, advisory and consulting services, including quarterly business analysis, daily operations of deployed BESS Units, maintenance services, marketing services, customer support for End Customers, marketing services and negotiation of rental agreements with End Customers. Under the Asset Management Agreement, the Cooperative is obligated to pay to the Company on a quarterly basis an amount calculated as a percentage, to be agreed per the terms of the Asset Management Agreement, of the aggregate gross rental fees that the Cooperative actually receives under all rental agreements with End Customers, subject to an aggregate maximum amount.

Such fee shall not be less than $5,000 per month per BESS Unit (initially, 101 units, with three in reserve) deployed and managed by the Company. If the parties cannot agree on the percentage and maximum amount of the fee, such terms will be determined by binding arbitration.

As of the date of this Quarterly Report, the Cooperative, through its subsidiary DBD Express, acquired the initial BESS Fleet, and the Software Platform is expected to be used on that BESS Fleet. The timing and scale of deployments of the BESS Units will significantly influence the Company’s near-term operating results. To the extent we are not successful in deploying a significant percentage of the BESS Fleet, our operating results and financial position will be adversely affected.

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

Key Factors Affecting Results

Key factors that will affect our results of operations and financial condition include:

•	Pace and extent of BESS Fleet deployment and utilization by the Cooperative and its patron members, and by other BESS asset owners of their systems;
•	Independence Power’s ability to win new contracts to provide its management services to other BESS asset owners;
•

Execution and pricing of commercial arrangements for software and services, including the outcome of negotiations with the Cooperative of the percentage pricing model under the Asset Management Agreement;

•	Investment in software development, integration capabilities and personnel;
•	Dependence on a limited number of counterparties (including the Cooperative, Independence TX and a small group of customers);
•	Any increases in headcount or other costs necessary to support delivery of services to the Cooperative under the Asset Management Agreement and to other customers in the future;
•	Macroeconomic and industry conditions in the oil and gas sector, including commodity prices and capital spending levels.

In addition, the Company’s operations have been materially expanded, which will require the Company to hire additional personnel and implement and apply procedures and processes to its operations in order to address public company regulatory requirements and customary practices. The Company expects to incur significant additional expenses as a result.

Results of Operations

To date, the Company has generated revenue only from the GridCore Installation Project. Future revenue is expected to be derived primarily from software license and subscription fees and related services, and, in some cases, from performance-based fees. Operating expenses have consisted primarily of cost of sales, employment, research and development (“R&D”) and general and administrative (“G&A”) costs. The Company reported loss of $237,285 and $3,006,255 for the three months ended March 31, 2026 and 2025, respectively.

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

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

We did not recognize any revenue in the three months ended March 31, 2026 and 2025. All of the revenue recognized in the year ended December 31, 2025 was realized under the GridCore Installation Project and related to the installation of the battery software management system on the BESS Fleet. Approximately $10.6 million of this revenue was received in cash during 2025, and the remaining $86.6 million in revenue was received in the form of the GridCore Note. There can be no assurances that we will collect all, or any, payments under the GridCore note.

Cost of Sales and Gross Profit

We did not recognize any cost of sales in the three months ended March 31, 2026 and 2025.

Employment Expense

Employment expense for the three months ended March 31, 2026 increased by $22,616 or 11%, as compared to the same period in 2025 and represents fairly flat headcount period to period.

Research and Development Expense

Research and Development expense for the three months ended March 31, 2026 decreased by $772,640, or 86%, as compared to the same period in 2025 and is largely due to shift in business strategy from a manufacturer of batteries to the BESS Software Platform deployment.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2026 decreased $1,092,718, or 57%, as compared to the same period in 2025 and is largely due to the termination of the management agreement with Independence TX LLC, an affiliate, whereby the affiliate provided management services, including executive services, to the Company for $500,000 per month. This agreement was terminated effective September 30, 2025.

Despite the decrease quarter-over-quarter, the Company’s operations have been materially expanded, which will require the Company to hire additional personnel and implement and apply procedures and processes to Independence Power and its operations in order to address public company regulatory requirements and customary practices. The Company expects to incur significant additional expenses as a result.

Taxes

The Company recognized a tax benefit of $62,987 for the three months ended March 31, 2026, which was a result of the loss from operations of $300,272. The tax benefit resulted in an increase to the Company’s net operating loss carryforward, which is available to future periods and reduced the Company’s deferred tax liability as of March 31, 2026.

We did not recognize any income tax expense or benefit in the three months ended March 31, 2025.

Liquidity and Capital Resources

Historically, the Company has funded operations through equity contributions from its majority shareholder and indirect owner and has had limited revenue. As of March 31, 2026, the Company had cash and cash equivalents of $1,552,375, a note receivable of $86,600,000, of which $43,300,000 is due within one year, and total liabilities of $20,374,764, of which $17,878,989 was related to a net deferred tax liability as a result of the GridCore Note. The Company also has a line of credit agreement with Independence Investors, our majority shareholder, which allows for borrowings up to $4,000,000 for working capital needs and was $1,800,000 drawn as of March 31, 2026.

GridCore Note

At March 31, 2026, the Company’s principal asset was the $86.6 million GridCore Note, issued by GridCore to the Company in connection with entry into the GridCore Agreement. The GridCore Note pays semi-Quarterly interest payments at a rate of 4.0% per annum, beginning March 10, 2026, and four equal quarterly principal payments of $21.65 million beginning December 10, 2026, with the final payment due on September 10, 2027. The Company received the first interest payment of approximately $1.7 million under the GridCore Note on March 10, 2026. GridCore may prepay all or a portion of the outstanding principal amount under the GridCore Note at any time and from time to time without premium or penalty. From and after the occurrence and during the occurrence of any event of default under the GridCore Note, the rate of interest on the entire then-outstanding principal amount will increase to 12.0% per annum and the Company may declare the entire unpaid principal amount, together with all accrued and unpaid interest, to be immediately due and payable. Such events of default include failure to pay principal or interest, breach of covenants, breach of representation, cross default under the GridCore Agreement or the GridCore Security Agreement, or an insolvency event.

The GridCore Note is secured by the security agreement, dated as of September 10, 2025, by and between GridCore and the Company (the “GridCore Security Agreement”). Pursuant to terms of the GridCore Security Agreement, GridCore has pledged a broad range of assets, including its accounts, equipment, intellectual property and inventory, the DBD Express Note, its rights under the DBD Express Security Agreement (as defined below) and the Cooperative Guarantee described below, certain other assets and proceeds from all of the foregoing. Additionally, GridCore assigned to the Company all of GridCore’s right, title, and interest in and to, including all proceeds received under the DBD Express Note described below, any and all such collateral.

In connection with the delivery by GridCore to DBD Express of the BESS Fleet, DBD Express issued GridCore the DBD Express Note in the principal amount of $193.42 million, which pays semi-Quarterly interest payments at a rate of the applicable federal rate plus 6.0% per annum, beginning March 10, 2026, and four equal quarterly payments of $48.355 million beginning February 10, 2027, with the final payment due on September 10, 2027. Pursuant to the terms of the DBD Express Note, DBD Express granted to GridCore a first priority security interest in and to all of DBD Express’ right, title, and interest in, to and under the BESS Fleet and related collateral. Further, the Cooperative, DBD Express and GridCore entered into a continuing guaranty agreement (the “Cooperative Guarantee”), pursuant to which the Cooperative absolutely, unconditionally and irrevocably guaranteed to GridCore the full and prompt payment of all obligations of DBD Express to GridCore.

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

Management believes that existing cash and cash equivalents, together with expected cash flows from operations and payment of principal and interest on the GridCore Note, will be sufficient to meet anticipated operating requirements for at least twelve months from the date of this Quarterly Report. Any such assessment should be read in conjunction with any going concern disclosures in the Company’s financial statements.

Cash Flows

Net cash used in operating activities has primarily reflected net losses, partially offset by non-cash charges and changes in working capital. Net cash used in investing activities consists primarily of capitalized purchases of property and equipment. Net cash provided by financing activities has reflected equity contributions from owners and borrowings on line of credit, related party.

The Company expects cash used in operating activities to increase in absolute terms in the near term as it invests in scaling the Software Platform and public-company infrastructure, partially offset by any increases in revenue.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations as of March 31, 2026, consist primarily of lease commitments, service and support contracts and software and cloud services agreements, as described in the notes to its condensed consolidated financial statements.

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

Recent Developments

None.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the continued existence of the identified material weaknesses described in our 2025 Form 10-K.

Notwithstanding the identified material weaknesses, management concluded that our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

Remediation of Previously Identified Material Weaknesses

In order to remediate the previously identified material weaknesses, the Company hired a new CFO in the second quarter of 2026 and plans to engage additional personnel and/or consultants.

While we believe our remediation efforts above will improve the effectiveness of our internal control over financial reporting, we do not have an active remediation plan in operation at this time and cannot assure that we will be able to remediate the material weaknesses we have identified or will prevent potential future material weaknesses. A material weakness cannot be considered remediated until applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses noted above and the remediation efforts to date, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of business. As of the date of this Quarterly Report, we are not a party to any material pending legal proceedings, and, to our knowledge, no such proceedings have been threatened against us.

Item 1A. Risk Factors

There have been no material changes to the risk factors as disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

10.1

Employment Agreement, dated as of April 13, 2026, by and between Independence Power Holdings Inc. and Brian Dutton (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2026).*

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

INDEPENDENCE POWER HOLDINGS, INC.

Date: May 12, 2026	By:	/s/ Todd Parkin
Todd Parkin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brian Dutton
Brian Dutton
Chief Financial Officer (Principal Financial and Accounting Officer)

