Form 10-Q
period 2026-06-30
Independence Power Holdings, Inc.
filed 2026-08-11
CIK 2025878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Quarter Ended June 30, 2026

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

The registrant has two classes of common stock: Class A Common Stock, $0.0001 par value per share, of which 69,450,000 shares were outstanding as of August 11, 2026, and Class B Common Stock, $0.0001 par value per share, of which 196,200,000 shares were outstanding as of August 11, 2026.

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

4

PART I: FINANCIAL INFORMATION

Item 1: Condensed Consolidated Financial Statements (Unaudited)

Independence Power Holdings, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$164,293	$1,576,367
Accrued interest receivable	1,063,086	1,068,577
Current portion of note receivable	64,950,000	21,650,000
Prepaid expenses and other current assets	131,083	282,893
Total current assets	66,308,462	24,577,837
Other assets
Property and equipment	1,890,000	-
Right-of-use operating lease asset, related party	297,897	588,490
Long-term note receivable, net of currently due	21,650,000	64,950,000
Contract asset	2,394,598	2,394,598
Patents	306,995	298,945
Total other assets	26,539,490	68,232,033

Total assets	$92,847,952	$92,809,870

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$36,021	$530,038
Payables to related parties	82,082	283,833
Accrued and other liabilities	23,244	11,577
Line of credit, related party	1,800,000	-
Operating lease obligation, related party	397,897	588,490
Total current liabilities	2,339,244	1,413,938

Long-term liabilities:
Net deferred tax liability	17,755,888	17,941,976

Total liabilities	20,095,132	19,355,914

Shareholders' equity
Class A common stock; par value $0.0001; 566,000,000 shares authorized; 69,450,000 and 41,650,000 shares issued and outstanding, respectively	6,945	4,165
Class B common stock; par value $0.0001; 224,000,000 shares authorized; 196,200,000 and 224,000,000 shares issued and outstanding, respectively	19,620	22,400
Preferred stock; par value $0.0001; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Additional paid-in capital	15,110,991	10,446,991
Retained earnings	57,615,264	62,980,400
Total shareholders' equity	72,752,820	73,453,956

Total liabilities and shareholders' equity	$92,847,952	$92,809,870

See accompanying notes to condensed consolidated financial statements.

Independence Power Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,
	2026	2025

Revenue	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
Employment expenses	335,725	147,406
Research and development expenses	171,030	342,179
General and administrative expenses	5,595,001	1,797,196
Total operating expenses	6,101,756	2,286,781

Operating loss	(6,101,756)	(2,286,781)

Other income (expense)
Interest income	868,722	-
Interest expense – related party	(17,918)	-
Total other income	850,804	-

Loss from operations before income taxes	(5,250,952)	(2,286,781)

Benefit for income taxes	(123,101)	-

Net loss	$(5,127,851)	$(2,286,781)

Net loss per common share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic	265,650,000	224,000,000
Diluted	265,650,000	224,000,000

See accompanying notes to condensed consolidated financial statements.

 Independence Power Holdings, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	For the Six Months Ended June 30,
	2026	2025

Revenue	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
Employment expenses	562,796	351,861
Research and development expenses	293,404	1,237,194
General and administrative expenses	6,409,069	3,703,981
Total operating expenses	7,265,269	5,293,036

Operating loss	(7,265,269)	(5,293,036)

Other income (expense)
Interest income	1,737,289	-
Interest expense – related party	(23,244)	-
Total other income	1,714,045	-

Loss from operations before income taxes	(5,551,244)	(5,293,036)

Benefit for income taxes	(186,088)	-

Net loss	$(5,365,136)	$(5,293,036)

Net loss per common share
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
Basic	265,650,000	224,000,000
Diluted	265,650,000	224,000,000

Independence Power Holdings, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2026	2025
OPERATING CASH FLOW
Net loss	$(5,365,136)	$(5,293,036)
Adjustments to reconcile net loss to operating cash flow
Amortization of lease asset, related party	290,593	-
Non-cash equity compensation	4,664,000	-
Deferred tax benefit	(186,088)	-
Changes in assets and liabilities
Accrued interest receivable	5,491	-
Prepaid expenses and other current assets	151,811	205,905
Accounts payable	(482,351)	(42,168)
Payables to related parties	(201,751)	3,288,982
Operating lease obligation, related party	(190,593)	-
Accrued and other liabilities		(198,372)
Operating cash flow	(1,314,024)	(2,038,689)

INVESTING CASH FLOW
Purchases of patents	(8,050)	-
Purchases of property and equipment	(1,890,000)	-
Investing cash flow	(1,898,050)	-

FINANCING CASH FLOW
Contributions	-	2,025,000
Borrowings on line of credit, related party	1,800,000	-
Financing cash flow	1,800,000	2,025,000

Net decrease in cash and cash equivalents	(1,412,074)	(13,689)

Cash and cash equivalents, beginning of period	1,576,367	67,607
Cash and cash equivalents, end of period	$164,293	$53,918

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed consolidated financial statements.

Independence Power Holdings, Inc.

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Three Months Ended June 30, 2026 and 2025

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances-April 1, 2026	-	$-	41,650,000	$4,165	224,000,000	$22,400	$10,446,991	$62,743,115	$73,216,671

Non-cash equity compensation	-	-	21,200,000	2,120	(21,200,000)	(2,120)	4,664,000	-	4,664,000

Conversion of shares	-	-	6,600,000	660	(6,600,000)	(660)	-	-	-

Net loss	-	-	-	-	-	-	-	(5,127,851)	(5,127,851)

Balances-June 30, 2026	-	$-	69,450,000	$6,945	196,200,000	$19,620	$15,110,991	$57,615,264	$72,752,820

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balances-April 1, 2025	-	$-	-	$-	224,000,000	$22,400	$4,454,791	$(5,764,297)	$(1,287,106)

Contributions	-	-	-	-	-	-	600,000	-	600,000

Net loss	-	-	-	-	-	-	-	(2,286,781)	(2,286,781)

Balances-June 30, 2025	-	$-	-	$-	224,000,000	$22,400	$5,054,791	$(8,051,078)	$(2,973,887)

See accompanying notes to condensed consolidated financial statements.

 Independence Power Holdings, Inc.

Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

For the Six Months Ended June 30, 2026 and 2025

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balances-January 1, 2026	-	$-	41,650,000	$4,165	224,000,000	$22,400	$10,446,991	$62,980,400	$73,453,956

Non-cash equity compensation	-	-	21,200,000	2,120	(21,200,000)	(2,120)	4,664,000	-	4,664,000

Conversion of shares	-	-	6,600,000	660	(6,600,000)	(660)	-	-	-

Net loss	-	-	-	-	-	-	-	(5,365,136)	(5,365,136)

Balances-June 30, 2026	-	$-	69,450,000	$6,945	196,200,000	$19,620	$15,110,991	$57,615,264	$72,752,820

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balances-January 1, 2025	-	$-	-	$-	224,000,000	$22,400	$3,029,791	$(2,758,042)	$294,149

Contributions	-	-	-	-	-	-	2,025,000	-	2,025,000

Net loss	-	-	-	-	-	-	-	(5,293,036)	(5,293,036)

Balances-June 30, 2025	-	$-	-	$-	224,000,000	$22,400	$5,054,791	$(8,051,078)	$(2,973,887)

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

Liquidity

As shown in the accompanying condensed consolidated financial statements, the Company has not generated recurring revenue and has incurred operating losses during recent years. As of June 30, 2026, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. Please see note 4 for discussion regarding the Company’s contracts and current business developments. In March 2026, to further enhance the Company’s liquidity position, we entered into a credit agreement with Independence Investors pursuant to which Independence Investors agreed to lend up to $4.0 million to the Company, payable on demand after 30 days’ notice, but in no event later than April 30, 2027. As of June 30, 2026 $2.2 million was available to be drawn on the line of credit. In July 2026, the company borrowed $500,000 on our line of credit.

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

During the six months ended June 30, 2026, there were no revenues earned from the DBD contract, as no BESS Units were deployed during these periods.

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

5. Patents

The Company has multiple filed patents in various stages toward issuance. As of June 30, 2026 and December 31, 2025, the Company had capitalized $306,995 and $298,945, respectively, in patent related costs. One patent was issued in July 2025. There was no amortization expense on patents during the three and six months ended June 30, 2026. The Company anticipates amortization expense over the next five years will be immaterial to the Company.

6. Shareholders’ Equity

As of June 30, 2026 and December 31, 2025, the Company had a total of 69,450,000 and 41,650,000 shares of Class A common stock issued and outstanding, respectively. As of June 30, 2026 and December 31, 2025, the Company had a total of 196,200,000 and 224,000,000 shares of Class B common stock issued and outstanding, respectively. As of June 30, 2026 and December 31, 2025, the Company had no preferred shares issued and outstanding. During the three months ended June 30, 2026, the Company's largest shareholder elected to convert 27,800,000 Class B shares to Class A shares.

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

In April 2026, the Company’s largest shareholder gifted 21,200,000 shares to certain employees and consultants resulting in $4,664,000 of non-cash equity compensation expense which is recorded as a component of general and administrative expense on the statements of operations.

The Company has determined these to be equity-based compensation in accordance with ASC 718 (Accounting Standards Codification Topic 718). The Company determined a fair value as of the date of the grant to the employees and contractors. The fair value of grant is estimated on the date of grant using the fair value of the Company’s stock with the following assumptions used for the grants:

Discount For Lack of Marketability	16.4%
Cost of Debt	9.2%
Volatility	60.2%

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

Income tax expense (benefit) consisted of the following:

	For the Three Months Ended June 30,
	2026	2025
Federal income tax benefit	$(123,101)	$-
Total benefit for income taxes	$(123,101)	$-

	For the Six Months Ended June 30,
	2026	2025
Federal income tax benefit	$(186,088)	$-
Total benefit for income taxes	$(186,088)	$-

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

	For the Six Months Ended June 30,
	2026	2025
Deferred tax assets and liabilities:
Net operating loss carryforwards	$430,112	$-
Deferred gain on installment sale	(18,186,000)	-
Net deferred tax liability	$(17,755,888)	$-

A reconciliation of the difference between the expected income tax expense (benefit) from continuing operations at the U.S. federal statutory corporate rate of 21% and the Company’s effective tax rate is as follows:

	For the Three Months Ended June 30,
	2026	2025
Income tax benefit computed as statutory rate	$(1,102,700)	$-
Non-cash equity compensation	979,440	-
Other	159	-
Benefit for income taxes	$(123,101)	$-

	For the Six Months Ended June 30,
	2026	2025
Income tax benefit computed as statutory rate	$(1,165,761)	$-
Non-cash equity compensation	979,440	-
Other	233	-
Benefit for income taxes	$(186,088)	$-

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

The Company had a short-term lease for its corporate office in 2024, which expired in February 2025 and was not renewed. In January 2025, the Company entered into a one-year lease with a related party, Independence WI LLC, for office, warehouse and manufacturing space in Wisconsin for $50,000 per month. The lease was renewed for an additional one-year term ending December 31, 2026. At June 30, 2026 and December 31, 2025, the Company had an operating lease obligation of $397,897 and $588,490, respectively, which is reflected as a current liability on the accompanying condensed consolidated balance sheets. Beginning in May 2026, the lease payments were suspended for six months.

There were no variable lease costs for the three and six months ended June 30, 2026 and 2025.

The components of lease expense are as follows:

	For the Three Months Ended June 30,
	2026	2025
Operating lease cost	$150,000	$150,000
Short-term lease cost	98,414	17,650
Total lease expense	$248,414	$167,650

	For the Six Months Ended June 30,
	2026	2025
Operating lease cost	$300,000	$300,000
Short-term lease cost	98,414	17,650
Total lease expense	$398,414	$467,650

Weighted average lease term and discount rate are as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)	.50	1
Weighted average discount rate on operating leases	4.25%	4.25%

9. Related Party Transactions

The Company has certain reimbursement transactions with an affiliate entity under common ownership with its majority shareholder. The Company had a payable to the affiliate of $82,082 and $283,833 at June 30, 2026 and December 31, 2025, respectively, which is included in payables to related parties on the accompanying condensed consolidated balance sheets.

Effective January 1, 2025, the Company had a management agreement with Independence TX LLC, an affiliate, whereby the affiliate provided management services, including executive services, to the Company for $500,000 per month. During the six months ended June 30, 2025, the Company paid $3,000,000 for these services, which was recorded in general and administrative expenses on the accompanying condensed consolidated statements of operations. This agreement was terminated effective September 30, 2025.

Effective January 1, 2025, the Company has an office and warehouse lease agreement with Independence WI LLC, an affiliate, whereby the Company leases office and warehouse space in Wisconsin for $50,000 per month. During the three and six months ended June 30, 2026, the Company paid $50,000 and $200,000, respectively, for these services. At June 30, 2026 and December 31, 2025, the Company had a related party payable under this lease agreement of $0 and $150,000, respectively, which is included in payable to related parties on the accompanying condensed consolidated balance sheets. Beginning in May 2026, the lease payments were suspended for six months.

Effective December 30, 2025, the Company entered into an Administrative Services Agreement (the “ASA Agreement”) with IPAS Asset Management, LLC (“IPAS”), a related party, whereby IPAS will provide administrative support services to the Company at IPAS’s actual expenses incurred plus a $10 administrative fee. The agreement can be terminated without penalty upon 30 days written notice. At June 30, 2026 and December 31, 2025, the Company had a related party payable under the ASA Agreement of $52,082 and $0, respectively, which is included in payables to related parties on the accompanying condensed consolidated balance sheets.

Effective in March 2026, the Company entered into an Administrative Services Agreement (the “ASA Agreement”) with Rincon II LLC (“Rincon”), a related party, whereby Rincon will provide administrative support services to the Company at $30,000 per month plus out-of-pocket expenses. The ASA Agreement can be terminated without penalty upon 30 days’ written notice. As of June 30, 2026, the Company had a related party payable of $30,000, which is included in payables to related parties in the accompanying condensed consolidated balance sheets.

In March 2026, we entered into a credit agreement with Independence Investors pursuant to which Independence Investors agreed to lend up to $4.0 million to the Company, payable on demand after 30 days’ notice, but in no event later than April 30, 2027. The line of credit bears interest at a rate of 4.0% per annum. As of June 30, 2026 $2.2 million was available to be drawn on the line of credit. In July 2026, the company borrowed $500,000 on the line of credit.

10. Basic and Diluted Earnings (Loss) per Share

The Company adheres to the provision of ASC 260, “Earnings Per Share”, which specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held commons stock.

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed in the same way as basic earnings (loss) per common share except the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the three months ended June 30, 2026 and 2025. The Company had 62,312,964 antidilutive shares as of June 30, 2026 and December 31, 2025, related to outstanding warrants.

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

In 2025, the Company installed its Software Platform on the BESS Fleet. The Company delivered its Software Platform installation services pursuant to the GridCore Agreement. We refer to the installation of the Software Platform on the BESS Fleet as the “GridCore Installation Project.” GridCore in turn delivered the entire system to the Cooperative, as asset owner. Based on an independently executed Battery Energy Storage System Placed-in-Service Certificate dated October 26, 2025, and a related Technical Addendum thereto, each executed by a licensed professional engineer in the State of Texas following on-site inspection and testing, the BESS Fleet was determined to be fully installed, energized, and ready for its intended operational use as of September 26, 2025.

The contract price was $97.2 million, of which the Company received a cash down payment of $10.6 million on September 11, 2025. The remaining purchase price of $86.6 million was paid in the form of a secured promissory note issued by GridCore calling for semi-annual interest payments beginning in March 2026 and quarterly principal payments of $21.65 million beginning in December 2026, with the final payment due in September 2027. The Company received the first interest payment of approximately $1.7 million under the GridCore Note in March 2026 and recognized interest income of $1,737,289 during the six months ended June 30, 2026.

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

Results of Operations

To date, the Company has generated revenue only from the GridCore Installation Project. Future revenue is expected to be derived primarily from software license and subscription fees and related services, and, in some cases, from performance-based fees. Operating expenses have consisted primarily of cost of sales, employment, research and development (“R&D”) and general and administrative (“G&A”) costs. The Company reported loss of $5,127,851 and $5,365,136 for the three and six months ended June 30, 2026, respectively.

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

Comparison of the Three and Six Months Ended June 30, 2026

Revenue

We did not recognize any revenue in the three and six months ended June 30, 2026. All of the revenue recognized in the year ended December 31, 2025 was realized under the GridCore Installation Project and related to the installation of the battery software management system on the BESS Fleet. Approximately $10.6 million of this revenue was received in cash during 2025, and the remaining $86.6 million in revenue was received in the form of the GridCore Note. There can be no assurances that we will collect all, or any, payments under the GridCore note.

Cost of Sales and Gross Profit

We did not recognize any cost of sales in the three and six months ended June 30, 2026.

Employment Expense

Employment expense for the three and six months ended June 30, 2026 increased by $188,319 or 128%, and $210,935 or 60%, respectively, as compared to the same periods in 2025. The increase is primarily due to the addition of two executives and severance pay expense that occurred in the second quarter of 2026.

Research and Development Expense

Research & development expense for the three and six months ended June 30, 2026 decreased by $171,149 or 50%, and $943,790, or 76%, respectively, as compared to the same periods in 2025. The decrease is largely due to shift in business strategy from a manufacturer of batteries to the BESS Software Platform deployment.

General and Administrative Expense

General and administrative expense for the three and six months ended June 30, 2026 increased $3,797,805 or 211%, and $2,705,088, or 73%, respectively, as compared to the same periods in 2025 and is largely due to the non-cash equity compensation expense of $4,664,000 related to the shares gifted to certain employees and consultants by the Company’s largest shareholder in the second quarter of 2026. Excluding this non-cash item, general and administrative expense for the three and six months ended June 30, 2026 decreased $866,195 and $1,958,912, respectively, as compared to the same periods in 2025 and is largely due to the termination of the management agreement with Independence TX LLC, an affiliate, whereby the affiliate provided management services, including executive services, to the Company for $500,000 per month. This agreement was terminated effective September 30, 2025.

Despite the decrease period-over-period (excluding the non-cash compensation expense), the Company’s operations have been materially expanded, which will require the Company to hire additional personnel and implement and apply procedures and processes to Independence Power and its operations in order to address public company regulatory requirements and customary practices. The Company expects to incur significant additional expenses as a result.

Taxes

The Company recognized a tax benefit of $123,101 and $186,088 for the three and six months ended June 30, 2026, respectively, which was a result of the loss from operations of $5,250,952 and $5,551,244, respectively. The tax benefit resulted in an increase to the Company’s net operating loss carryforward, which is available to future periods and reduced the Company’s deferred tax liability as of March 31, 2026. The non-cash equity compensation expense of $4,664,000 is considered a permanent difference and therefore has no impact on the Company’s income tax benefit or deferred income taxes.

We did not recognize any income tax expense or benefit in the three and six months ended June 30, 2025.

Liquidity and Capital Resources

Historically, the Company has funded operations through equity contributions from its majority shareholder and indirect owner and has had limited revenue. As of June 30, 2026, the Company had cash and cash equivalents of $164,293, a note receivable of $86,600,000, of which $64,950,000 is due within one year, and total liabilities of $20,095,132, of which $17,755,888 was related to a net deferred tax liability as a result of the GridCore Note. The Company also has a line of credit agreement with Independence Investors, our majority shareholder, which allows for borrowings up to $4,000,000 for working capital needs and was $1,800,000 drawn as of June 30, 2026. In July 2026, the Company borrowed an additional $500,000 on the line of credit.

GridCore Note

At June 30, 2026, the Company’s principal asset was the $86.6 million GridCore Note, issued by GridCore to the Company in connection with entry into the GridCore Agreement. The GridCore Note pays semi-Quarterly interest payments at a rate of 4.0% per annum, beginning March 10, 2026, and four equal quarterly principal payments of $21.65 million beginning December 10, 2026, with the final payment due on September 10, 2027. The Company received the first interest payment of approximately $1.7 million under the GridCore Note on March 10, 2026. GridCore may prepay all or a portion of the outstanding principal amount under the GridCore Note at any time and from time to time without premium or penalty. From and after the occurrence and during the occurrence of any event of default under the GridCore Note, the rate of interest on the entire then-outstanding principal amount will increase to 12.0% per annum and the Company may declare the entire unpaid principal amount, together with all accrued and unpaid interest, to be immediately due and payable. Such events of default include failure to pay principal or interest, breach of covenants, breach of representation, cross default under the GridCore Agreement or the GridCore Security Agreement, or an insolvency event.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Company’s contractual obligations as of June 30, 2026, consist primarily of lease commitments, service and support contracts and software and cloud services agreements, as described in the notes to its condensed consolidated financial statements.

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

Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the continued existence of the identified material weaknesses described in our 2025 Form 10-K.

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

Remediation of Previously Identified Material Weaknesses

In order to remediate the previously identified material weaknesses, the Company initiated a search for a new CFO in the third quarter of 2026 and plans to engage additional personnel and/or consultants.

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

Changes in Internal Control over Financial Reporting

Except for the identified material weaknesses noted above and the remediation efforts to date, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Appointment of Interim Chief Financial Officer. On August 11, 2026, the Board of Directors (the “Board”) of the Company approved the appointment of Scott Stephenson as the Company’s Chief Financial Officer effective August 14, 2026. Mr. Stephenson is expected to serve in this role on an interim basis while the Company continues its search for a permanent Chief Financial Officer following the previously announced resignation of the Company’s current Chief Financial Officer, Brian Dutton, which will become effective as of August 14, 2026.

Mr. Stephenson previously served as Chief Financial Officer of the Company from December 2, 2025 to April 13, 2026, and has served as a member of the Board since December 2, 2025. Mr. Stephenson also serves as Chief Financial Officer of Independence Investors, an affiliate of Independence Power and the Company’s controlling stockholder, Energizer Systems, LLC.

Mr. Stephenson’s services as interim Chief Financial Officer will be provided under the previously disclosed Administrative Services Agreement with IPAS Asset Management, LLC (“IPAS”), a related party, under which IPAS provides administrative support services to the Company at IPAS’s actual expenses incurred plus a $10 administrative fee.

Mr. Stephenson has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. There are no family relationships between Mr. Stephenson and any previous or current officers or directors of the Company. There are no arrangements or understandings between Mr. Stephenson, on the one hand, and any other persons, on the other hand, pursuant to which Mr. Stephenson was appointed as interim Chief Financial Officer.

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

INDEPENDENCE POWER HOLDINGS, INC.

Date: August 11, 2026	By:	/s/ Todd Parkin
Todd Parkin
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Brian Dutton
Brian Dutton
Chief Financial Officer (Principal Financial and Accounting Officer)

